Form 10-K
period 1996-03-31
AMX CORP
filed 1996-06-27
CIK 944248

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           FISCAL YEAR ENDED MARCH 31, 1996,

                                           OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSITION PERIOD FROM -------------- TO -------------- .

                             COMMISSION FILE NUMBER 0-26924

                                AMX CORPORATION
             (Exact name of registrant as specified in its charter)

                    TEXAS                                         75-1815822
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification no.)

    11995 FORESTGATE DRIVE, DALLAS, TEXAS                           75243
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (214) 644-3048

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE
                                                         (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of May 31, 1996, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $23,458,015.

    The number of shares of the registrant's Common Stock outstanding as of June 17, 1996 was 7,759,730.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.
OVERVIEW

    AMX Corporation, a Texas corporation ("AMX" or the "Company" or the "Registrant"), which was incorporated in March 1982, is a leading designer, developer, manufacturer and marketer of integrated remote control systems that enable end users to operate -- as a single system -- a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate as an integrated network electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company maintains a proprietary database of control and communication protocols for over 8,000 different electronic devices containing information gathered and developed by the Company. The architecture of this database, together with the Company's experience in gathering this information, facilitates the integration of new devices as they are introduced. The Company's systems can readily accommodate evolving technologies because the Company's AXCESS software allows systems to be customized and upgraded to control new electronic devices using a broad variety of control formats. Since its incorporation in March 1982, the Company has sold over 20,000 integrated remote control systems.

    Applications in the COMMERCIAL MARKET for the Company's remote control systems include: use for presentations in corporate board rooms and business training centers; audio-visual controls for hotel, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and military facilities; and decision support centers for industrial applications. The Company has developed hardware and software products specifically for the EDUCATION MARKET designed to enhance the educational experience and improve productivity of teachers and administrators. These products are used to manage, schedule, and control media retrieval and distribution, distance learning, and interactive education for schools. In the RESIDENTIAL MARKET, the Company's products enable individuals to create an integrated home automation system which can control such items as audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

    The Company's system sales are made through dealers and distributors who are supported by a network of independent manufacturers' representatives. The Company principally relies on over 1,000 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. Internationally, the Company relies on a network of 22 exclusive distributors serving 29 countries and over 30 dealers serving an additional 15 countries to distribute its products. Dealers and distributors can use the AMX software to tailor the Company's control system for each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

    The Company believes that the market for its products has grown due to the greater affordability, increased functionality, and more widespread use of a diverse array of electronic devices, particularly sophisticated audio, video, and presentation equipment, many of which now employ microprocessors and other electronic features. Many of these devices have separate control systems that are incompatible due to the absence of any one widely accepted control standard. In many settings, devices from several manufacturers are used, resulting in the presence of multiple control units that can be confusing and cumbersome to the user. This creates a need for products such as those produced by the Company.

    The Company's strategy is to take advantage of the growth in the market for its products by bringing the power and flexibility of remote control technology to a wide variety of settings. Elements of the Company's strategy include:

    - leveraging distribution  channels by  introducing new  products,  entering
      into   strategic  alliances,  and  acquiring  complementary  products  and technologies;

    - developing new software to target specific vertical markets and to simplify system programming in order to expand system sales;

    - continuing to emphasize customer support and service in order to maintain and enhance market share;

    - expanding international distribution;

    - targeting the development of OEM relationships and custom product sales to large customers; and

    - providing flexible systems to accommodate emerging technologies.

MARKET AND INDUSTRY OVERVIEW

    One of the first widespread uses of wireless remote control technology was garage door openers. From this particular application in the 1970s, a number of companies developed technologies for the wireless operation of slide projectors. In the 1980s, the widespread adoption of microprocessors enabled the development of embedded systems that were easier to use and made possible the operation of sophisticated electronic devices using a control command system. The widespread adoption of products using microprocessors has also increased the availability and the use of other electronic and programmable equipment over the past decade. This growth has been fueled by increased affordability and performance of this equipment and has created a demand for integrated remote control systems in the commercial, education, and residential markets.

    The Company's products are designed to simplify the user's control of complex and sophisticated electronic devices. The Company's products are suitable for use in a wide variety of settings and vertical markets. The Company's products are currently used most commonly in the following settings:

COMMERCIAL

    CORPORATE. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, laser disc players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company believes that it is one of the largest providers of integrated control systems to this market and that this market represents a significant opportunity for its products. AMX control systems are used in the facilities of many of the largest corporations in the United States, including Electronic Data Systems ("EDS"), Intel, Enron, AT&T, Sony, American Airlines, and Motorola.

    SPORTS. The Company's systems are currently being used in stadiums and other sports facilities across the United States, including Oriole Park at Camden Yards, The Ballpark in Arlington, the Georgia Dome, and the United Center in Chicago. Applications typically include controlling audio and video systems, switchers and routers, and surveillance cameras.

    ENTERTAINMENT.    The  Company's systems  are  used in  various  museums and amusement parks across the United States, including EPCOT Center, Sea World, Virginia Air and Space Museum, JFK

Museum,  Universal Studios, Busch Gardens,  and the Rock and  Roll Hall of Fame.
Applications  typically  include  controlling  audio  and  visual  systems   and
electronic and mechanical equipment used in exhibits and special effects.

    INDUSTRIAL. The Company's systems are currently being used in decision support centers in industrial settings such as the Network Emergency Response Assistance Center of Bell South Services, Inc., the Decision Command Center of Burlington Northern Railroad, and the Network Operations Center of EDS. Typical applications include control of large screen video displays and video routing equipment.

    GOVERNMENT. The Company's systems are being used by federal, state, and local government entities such as the State of Maryland Intelligent Highway Vehicle Control System, the California Senate, the Louisiana House of Representatives, the Library of Congress in Washington, D.C., and war rooms at the U.S. Army War College. Typical applications include audio visual equipment control, video routing and distribution, video teleconferencing, and voting and request-to-speak systems.

EDUCATION

    Consistent with its business strategy of developing software for specific vertical markets, the Company has developed an array of products targeted at schools, colleges, and universities. In this market, the Company provides a media retrieval and distance learning system, as well as audio-visual and multimedia controls for lecture halls and auditoriums. According to a market research firm, there are over 105,000 primary and secondary schools and 8,900 colleges and universities in the United States. The Company's media retrieval systems have been installed in over 100 educational institutions, including the University of Notre Dame, the University of Texas at Dallas, the Dallas Independent School District, and the Edina School District of Minnesota located in the Minneapolis metropolitan area. The Company believes that the education market represents a significant market opportunity.

RESIDENTIAL

    The Company interfaces its products with various electronic and programmable equipment that are currently utilized in luxury homes. The Company's products enable individuals to create an integrated home automation system which can control such items as audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment. The Company, through one of its majority owned subsidiaries, is seeking to develop standardized control products designed to increase its penetration of the residential market. Additionally, the Company is now designing, manufacturing and marketing additional products for upscale home systems through its recently acquired subsidiary, AudioEase.
The Company believes that the residential market for its products is significant. According to Parks Associates, a market research firm, there are approximately 40,000 new homes constructed in the United States each year having a value greater than one million dollars. Of these homes, Parks Associates estimates that approximately 80% are installing some form of intelligent electronic control system.

BUSINESS STRATEGY

    The Company's strategy is to take advantage of the growth in the markets for its main products by bringing the power and flexibility of remote control technology to a wide variety of settings. Elements of the Company's strategy include:

    - LEVERAGING DISTRIBUTION CHANNELS BY INTRODUCING NEW PRODUCTS, ENTERING INTO STRATEGIC ALLIANCES AND ACQUIRING COMPLEMENTARY PRODUCTS AND TECHNOLOGIES. The Company believes that the AMX brand name and reputation for quality are well established in its primary distribution channels. The Company believes that it can take advantage of this strong reputation by marketing additional products or product applications through its existing distribution channels. The Company regularly evaluates opportunities to acquire complementary products and technologies and enter into strategic alliances, such as the Company's recent acquisition of AudioEase.

    - DEVELOPING NEW SOFTWARE TO TARGET SPECIFIC VERTICAL MARKETS AND TO SIMPLIFY SYSTEM PROGRAMMING IN ORDER TO EXPAND SALES. The Company believes that many of its sales in certain end markets, such as lighting controls for the industrial market, have been made on an accommodation basis, without specific targeting of the application involved or of the end market itself. In contrast, the Company has dedicated substantial engineering resources to the development of proprietary software applications specifically tailored to the requirements of the education market. The Company believes that by investing in the development of software for certain targeted markets for which it does not now offer specific solutions, it can expand its penetration of these markets. In addition, the Company believes that enhanced software investment can increase system sales by simplifying programming requirements for its dealers. For example, the Company recently began distributing tools to enable dealers to more easily program the Company's systems by employing graphical user interfaces. The Company believes that these enhancements can provide its dealers with simplified customization techniques, reduce programming time, and enhance sales of the Company's products.

    - CONTINUING TO EMPHASIZE CUSTOMER SUPPORT AND SERVICE IN ORDER TO MAINTAIN AND ENHANCE MARKET SHARE. The Company believes that the support and service it provides to its customers are key competitive advantages. The Company provides technical support, on-site repair and support, as needed, and on-line software support to its dealers and end users, as well as extensive training for its dealers and distributors. The Company intends to continue its emphasis in this key area of competitive strength.

    - EXPANDING INTERNATIONAL DISTRIBUTION. The Company currently markets its products outside the United States through a network of international distributors with exclusive rights to sell AMX products. The Company believes that the international market is relatively underpenetrated and that, by expanding its distribution presence overseas, it can expand international sales. In June 1993, the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom, and it maintains offices in Singapore and Canada.

    - TARGETING THE DEVELOPMENT OF OEM RELATIONSHIPS AND CUSTOM PRODUCT SALES TO LARGE CUSTOMERS. The Company currently manufactures products on a private label basis and designs specific solutions for certain OEMs such as Compression Labs, VTEL, and Bang & Olufsen. In addition, the Company designs custom products for large customers such as Blockbuster Music and the Ritz-Carlton hotels. The Company believes that by targeting the further development of similar opportunities, it can increase the universe of applications for and sales of its products.

    - PROVIDING FLEXIBLE SYSTEMS TO ACCOMMODATE EMERGING TECHNOLOGIES. The Company believes that an important competitive advantage is the flexible, modular design of its systems, which are expandable and which can accommodate a wide variety of control formats. This design maximizes the ability of the Company's products to accommodate new technologies in electronic devices as they are developed. The Company intends to expand this flexibility in order to continue to take advantage of the evolution and development of new and innovative technologies in the devices which its products control.

PRODUCT BENEFITS

    The Company believes that its products provide several key benefits that have led to their adoption and use:

EASE OF USE

    The Company's control panels enable users who do not have prior computer or technical training to control a variety of complex and sophisticated electronic devices. For example, the Company's TiltScreen and other touch panels facilitate use of the Company's systems by providing a convenient, intuitive user interface. The Company's system enables users to efficiently and easily control a number of audio-visual devices with the touch of a finger, facilitating corporate presentations in the board room or training center.

FLEXIBLE AND SCALABLE ARCHITECTURE

    The software and hardware components of the Company's systems are designed to provide users with the flexibility and scalability to modify and expand their systems as needs change. The Company's software allows the control panels to be easily adapted to control additional products. The Company's hardware has a modular design that enables users to install additional control cards or modules as their systems expand or controlled devices are replaced. The Company's systems are capable of communicating among devices using standard control formats, including relays, IR, serial, RS-232/422/485, Musical Instrument Digital Interface ("MIDI"), audio volume, Society of Motion Picture and Television Engineers ("SMPTE"), and others. The Company has developed a proprietary database of control and communication protocols for over 8,000 different electronic devices that contains information gathered and developed by the Company to facilitate efficient system configuration. The Company has recently introduced the AXB-PSC, Philips SmartCard Television Controller that plugs directly into all Philips SmartCard television sets, which allows the sets to sit directly on the Company's AXlink bus. No assurance can be given, however, that it will receive market acceptance in a timely manner, or at all, or that prices and demand will be at levels sufficient to support the product.

CURRENT PRODUCTS

    The Company's current systems and products are offered in a variety of configurations designed to meet the changing needs of individual end users. A typical AMX system consists of a central controller, a series of device interfaces, and one or more control panels or other user interfaces that enable the user to manipulate those devices. Prices for a complete system vary substantially depending upon the configuration of the system. The Company also develops software to operate its systems, to serve as dealer development tools, to simplify system design and programming, and to provide specific applications for maintenance needs the Company has identified.

CENTRAL CONTROLLERS

    Each AMX system is driven by a central controller that employs a 32 bit Motorola 68340 microprocessor. The Company offers four types of controllers depending on system requirements.

    AXCESS CARDFRAME. The AXCESS CardFrame is the Company's primary central controller, which allows the highest degree of functionality and expandability within the AXCESS family. Utilizing plug-in control cards, the AXCESS CardFrame is fully modular in design and can be configured to meet the precise specifications of a particular system. The AXCESS CardFrame system can control virtually any electrical or programmable equipment, regardless of the control format. The AXCESS CardFrame has slots for one or two enhanced master cards (which control system operation), one server card (which manages communication within the AXCESS CardFrame), and 16 control cards (which communicate with the devices being controlled). By linking multiple AXCESS CardFrames, each system can incorporate up to 255 device interfaces (and, if necessary, multiple systems can be combined).

    AXCENT(2). AXCENT(2) is an integrated controller that incorporates the most popular features of the Company's full-sized AXCESS CardFrame but is specifically designed for small to mid-sized control applications (typically installations with 12 or fewer devices). This system offers all the power, programmability, and reliability of the larger AXCESS CardFrame within a smaller enclosure. AXCENT(2) includes eight IR/serial ports, two RS-232 ports, two RS-232/422 ports, 12 relays, and six solid-state input/output ports. The AXCENT(2) system can be expanded by additional CardFrames and AXlink bus devices.

    MINI CARDFRAME. The AXCESS Mini CardFrame is used when control of only a small number of devices is required (typically three or less). With a built-in server card and slots for an enhanced master card and three control cards, the Mini CardFrame can act as a self-contained control system or be used to expand the capabilities of the Company's other central controllers.

    AXB-EM232. The AXB-EM232 controller contains the processing and memory capability of an Enhanced Master Card combined with one RS-232 port and one RS-232/422/485 port in a single compact package. Fully compatible with the Company's AXCESS programming language, the AXB-EM232 can also be expanded with additional CardFrames and AXlink bus devices. The AXB-EM232 is designed primarily to be used to connect one or more of the Company's control panels to an RS-232 controlled device.

USER INTERFACES

    The Company provides a wide variety of user interfaces as described below:

  TOUCH PANELS

    TILTSCREEN. The Company's TiltScreen Touch Panels are table-top consoles with touch sensitive displays. Their angle-adjustable displays provide personal viewing convenience and help eliminate glare from overhead lights. Simple commands and pull-down menus allow screens to be customized for any application. Each model includes options for button shapes and borders, text size with standard, outline, and shadow fonts, typewriter-style text editor, and multiple text and symbol layers for each button. The following three display options are currently available: color LCD (256 color display, 640x480 pixels); electroluminescent (amber on black display, 640x400 pixels); and monochrome LCD (black on white display, 640x480 pixels).

    UNIMOUNT. The UniMount Touch Panels are generally mounted in lecterns, walls, and countertops and offer the same menu-driven software features as the Company's TiltScreen Touch Panels. In addition, up to 16 external buttons may be added to the panels. UniMount Touch Panels are also available in standard 19-inch rack-mount panels.

    MINITILT. The Company has recently introduced a MiniTilt Touch Panel that offers the same functionality as the larger TiltScreen. The following two display options are currently available: color LCD (256 color display, 320x240 pixels) and monochrome LCD (black on white display, 320x240 pixels). No assurance can be given, however, as to the date of its final release or that it will receive market acceptance in a timely manner, or at all, or that prices and demand will be at levels sufficient to support the product.

  VIDEO WINDOWING

    The TiltScreen, the UniMount and the MiniTilt Touch Panels are now being ordered in models that support display of television quality video directly on the control panel. This new feature, which is called video windowing, displays on the touch panel the image being viewed by the audience on the screen controlled by the touch panel. Video windowing, however, is not available in the Company's wireless touch panels. No assurance can be given, however, as to the date of its final release or that this feature will receive market acceptance in a timely manner, or at all, or that prices and demand will be at levels sufficient to support the feature.

  WIRELESS TOUCH PANELS

    The Company has recently introduced its WAVE (Wireless AXlink Virtual Emulation) technology that allows the Company's touch panels to have interactive, two-way communications with AXCESS systems via a wireless spread spectrum radio frequency connection. The Company believes this technology, by eliminating the need for the AXlink cable and power at the touch panel, offers a significant advantage over previously available technology. The Company believes that its WAVE technology will make the installation process substantially easier and create sales opportunities in applications previously not available to the Company. No assurance can be given, however, as to the date of its final release or that the Company's WAVE technology will receive market acceptance in a timely manner, or at all, or that prices and demand will be at levels sufficient to support this technology.

  WIRELESS TRANSMITTERS

    RF AND IR TRANSMITTERS. The Company's wireless transmitters feature a microprocessor-based design for responsive, reliable transmission of either RF or IR signals. The TX series of wireless transmitters offers a cost-effective approach to system operation and is available in 16-, 32-, 48- and 64-button configurations to meet virtually any remote control requirement. The Mini-LCD wireless transmitter incorporates a programmable two-line, 16-character LCD display with 20 pushbuttons. The SoftKey wireless transmitter has a programmable, back-lit LCD display with multiple control screens, ten user-defined function keys, and a rechargeable battery pack.

  WALL PANELS

    WIRED LCD PANELS. The Company's wired LCD panels generally feature easy-to-read text displays and well-defined pushbutton layouts within a single, convenient package. System status and control options are clearly delineated on the programmable two-line, 16-character back-lit LCD display. The key pads of the mini-LCD panels incorporate a matrix of 20 buttons beneath a protective faceplate. Three wired LCD panels are available: the mini-LCD panel, the UniMount mini-LCD panel, and the four button UniMount softwire LCD panel.

    SOFTWIRE PANELS. The Company's softwire series of wired panels may be configured to suit any type of installation. The standard softwire panel includes up to 64 pushbuttons with light-emitting diodes ("LEDs") to provide feedback to the user and up to three bargraphs for display of volume or lighting levels. Mini-softwire panels are smaller but offer a full range of custom options for simple pushbutton control of any electronic environment. The softwire panels are available in either UniMount or rack-mount versions.

  PERSONAL COMPUTERS

    PCTOUCH AND PCCOM. The Company's PCTouch Software, used in conjunction with its PCCOM hardware interface, allows a personal computer to serve as the user interface in an AMX system. When used with other Windows-Registered Trademark--based programs, PCTouch can integrate and control full motion video, audio, and other multimedia applications and equipment. PCTouch control screens can be operated using the computer's mouse or a touch-sensitive monitor. The Company recently introduced its client/server version of this application, which provides transparent connection to an AXCESS system from anywhere on a computer network. No assurance can be given, however, as to the date of its final release or that it will receive market acceptance in a timely manner, or at all, or that prices and demand will be at levels sufficient to support the feature.

DEVICE INTERFACES

    The Company makes a wide variety of control cards and AXlink bus devices to communicate with the controlled equipment. Control cards are device interfaces that reside within the AXCESS CardFrame or Mini CardFrame whereas bus devices are stand alone device interfaces that can be remotely located. The following are the principal device interfaces manufactured by the Company:

    CONTROL CARDS. The Company currently manufactures 28 different control cards. Each card is designed to interface with a specific type of equipment or protocol, including relays, infrared, serial, RS-232/422, MIDI, audio volume, SMPTE, and others.

    AXLINK BUS DEVICES. The Company currently manufactures ten different bus devices. Each bus device is designed to interface with a specific type of equipment or protocol, including relays, infrared, serial, RS-232/422/485, audio volume, and others.

OTHER PRODUCTS

    The Company offers a variety of other products as described below:

    SYNERGY ELECTRONIC CLASSROOM SYSTEM. The Company's Synergy Electronic Classroom System provides media management and scheduling, primarily in education facilities. The Synergy Windows-Registered Trademark--based software, when used with an AXCESS system, allows all electronic media to be centrally located and distributed via broadband or baseband video to individual classroom television monitors as required. A wireless remote gives teachers control of the media selected. Client/Server software design permits remote scheduling and media control over the school's (or the entire school district's) computer network. Built-in distance learning capabilities broaden Synergy's applications so that it can be used for corporate training facilities.

    SOFTWARE. The Company is engaged in a range of software development activities. The Company continually updates and enhances its AXCESS operating system. Additionally, the Company's tools such as TPDesign (for the Company's Touch Panels), OLDesign (for the Company's Softwire panels and wireless transmitters), SKDesign (for the Company's SoftKey wireless transmitters), and PCDesign (for implementation of a personal computer as a user interface), facilitate design and programming of the Company's systems. Finally, the Company develops and sells application software for specific market needs.

    The Company recently began distributing its new AXDesign software product, which will allow the Company's dealers to configure and program the Company's systems using simplified graphical interfaces, such as the Windows-Registered Trademark- "drag and drop" technique. The Company intends to make this available on a subscription basis (on an annual basis with quarterly updates during the course of the year). No assurance can be given, however, as to the date of its final release or that it will receive market acceptance in a timely manner, or at all, or that prices and demand will be at levels sufficient to support the product.

    LIGHTING SYSTEMS. The Company's Radia Lighting System is a fully automated digital lighting system designed for intelligent control and maximum user flexibility. Designed for use in corporate, commercial, or residential lighting applications, the Radia Lighting System can accommodate a wide variety of dimming loads, including incandescent, low-voltage, neon, cold cathode, most fluorescent ballasts, and switched loads up to 277 VAC. The Radia Lighting System can be an integrated part of the Company's AXCESS Control System or operated as a stand-alone dimming system.

    SLIDE PROJECTOR CONTROLLERS. The Company's MX series of radio-frequency wireless slide projector controllers includes nine different models, ranging from simple forward/reverse control of a single projector to complete control of two projectors. The Company has recently introduced a wireless transmitter that incorporates a laser pointer. No assurance can be given, however, as to the date of its final release or that it will receive market acceptance in a timely manner, or at all, or that prices and demand will be at levels sufficient to support the product.

CUSTOMER SUPPORT AND SERVICE

    The Company believes that the support and service it provides to its customers are key competitive advantages and, as part of its strategy, will continue to focus on the development of such support and service. The Company has established a customer service and support organization that provides order processing, technical and engineering support, and hardware repair to dealers, distributors, and end users of its products. Within this organization, the Company has created sales support teams focused on specific geographic regions or customer categories and supported by dedicated, trained technicians at the Company's facilities in Dallas, Texas. The Company believes that the establishment of sales support teams with specific geographic responsibility enhances the development of personal relationships between the Company's dealers and distributors and specific sales and support personnel. The Company's customer technical support team is staffed twelve hours a day, Monday through Friday, with emergency service available at all other times as needed. The Company will, if necessary, send technical support to a job site to provide individual attention as such needs arise. The Company's sales support teams can provide operating software updates, modifications, and new device interface codes online through the use of modems. In addition, the Company provides technical support to customers in Calgary, Canada and Singapore through an individual on site at each location.

    The Company has a fully-staffed training facility in Dallas, Texas, where dealers and distributors are trained to program, install, and service the Company's systems. The Company's international distributors provide customer service, support, and training to their resellers and end users.

    The Company provides either a one-year or three-year warranty on all of its products, both software and hardware. Although the Company has experienced limited product warranty claims in the past, there can be no assurance that such claims will not increase in the future.

SALES, DISTRIBUTION, AND MARKETING

    The Company markets and sells its systems products worldwide through various distribution channels that include dealers, manufacturers' representatives, and distributors, as well as OEM and custom product arrangements. Since the market for integrated remote control systems products is relatively new, the Company believes that market awareness of the capabilities and features of such products is currently low. The Company relies primarily on third parties to sell, install, support, and service its integrated remote control systems, a strategy that it believes is best suited for broad market coverage, including international coverage.

DOMESTIC MARKETS

    U.S. Dealers. The Company has established relationships with many of the leading United States audio-visual system integraters and has over 1,000 dealers in the United States alone. Of these, approximately 500 are systems dealers that sell a wide range of the Company's products, approximately 206 are dealers authorized by the Company to sell only AMX slide projector controllers, approximately 51 dealers are authorized to sell the Company's Synergy electronic classroom systems, and approximately 178 are dealers primarily focused on the residential market.

    The Company's dealers generally sell a wide range of electronic products, including those of competitors of the Company. The Company believes that utilizing the sales force of dealers that are already selling audio-visual systems integration services to potential purchasers of electronic presentation equipment is the most effective way to reach a broad range of customers. The Company believes that the inclusion of an AMX system in the package of electronic equipment sold to customers of electronic dealers enhances the profitability of systems sales to dealers. The Company's agreements with its dealers involve non-exclusive arrangements that may be canceled by either party at will and contain no minimum purchase requirements on the part of the dealers. The Company's agreements with its distributors grant exclusive distribution rights as to a specific geographic area. The distributorship agreements can be terminated by the Company or the distributors under certain circumstances, and there can be no assurance that any of such dealers and distributors will continue to offer the Company's products. Furthermore, while the Company's international distributors generally assume certain support and minimum performance obligations, there are no obligations on the part of the Company's dealers, distributors, or manufacturers' representatives to provide any specified level of support to the Company's products or to devote any specific time, resources, or efforts in marketing of the Company's products. The Company's dealers, distributors and manufacturers' representatives generally offer products of several different companies, including products competitive with the Company's products. Accordingly, there is a risk that these dealers, distributors and manufacturers' representatives of the Company may give higher priority to products of other suppliers and may reduce their efforts to sell the Company's products. A reduction in the sales efforts by certain of the Company's current dealers, distributors, or manufacturers' representatives or the loss of certain or all of such relationships could have a material adverse effect on the Company's results of operations.

    The Company provides training at the Company's facilities in Dallas, Texas, to educate dealers on the necessary programming and other service techniques required to install and service the Company's systems. The Company believes that its commitment to dealer training has resulted in a growing, increasingly well-trained group of dealers who are serving a range of discrete vertical markets. In addition, the Company reviews the capabilities and performance of its dealers on an annual basis.

    MANUFACTURERS' REPRESENTATIVES. The management of the Company's dealers is supported by a network of ten independent manufacturers' representative organizations serving specific geographic regions. The Company believes that by utilizing representatives that carry other lines of audio-visual electronic equipment, the Company and its dealers are made aware of systems sales of which they would not have otherwise known. These representative organizations are paid on a commission basis for all systems sales shipped into their region regardless of whether the order was placed by or through the representative.

    OEM AND CUSTOM PRODUCTS ARRANGEMENTS. The Company currently makes and custom designs systems for OEMs and other large customers such as Compression Labs, VTEL, and Bang & Olufsen. The Company believes that its expertise in simplifying user interfaces and integration of disparate electronic equipment will enable it to forge additional OEM relationships, and intends to seek such relationships. In the fiscal years ended March 31, 1994, 1995, and 1996, OEM and Custom Products Sales represented approximately 11%, 14% and 8% of total sales, respectively. The failure of OEM and custom product customers to purchase products as anticipated may result in the Company holding inventories that are not salable to other customers, and inventory writedowns may result. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse effect on the Company's results of operations.

INTERNATIONAL MARKETS

    The Company relies on a network of 22 exclusive distributors serving 29 countries and over 30 dealers serving an additional 15 countries to distribute its product internationally. Outside the United States, independent distributors with exclusive distribution rights market the Company's custom products. In June 1993 the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom. Sales outside of the United States, consisting substantially of products sold in the United Kingdom, Europe, Canada, and Australia, represented approximately $5.1 million, $6.6 million, and $8.9 million, or 26%, 24%, and 27% of the Company's total sales during the fiscal years ended March 31, 1994, 1995, and 1996, respectively. See Note 13 to the Company's Consolidated Financial Statements. Since the Company's international sales are primarily denominated in U.S. dollars, the Company does not currently engage in hedging activities with respect to fluctuations in currency values but may elect to do so in the future. These sales are subject to a number of risks generally associated with international sales, including: the effect of a strengthening or weakening U.S. dollar on demand for the Company's products in international markets; other currency fluctuation risks; greater difficulty in accounts receivable collections and increased credit risk; logistical difficulties of managing international operations; unexpected restrictions on the repatriation of funds; and unpredicted changes in regulatory requirements, tariffs, and other trade barriers. The loss of, or reduction in, international sales would have a material adverse effect on the Company's results of operations.

    The Company believes that the international market represents a significant opportunity with the increased adoption of sophisticated electronic equipment and as the Company establishes distribution in markets currently not served by the Company's distribution network. The Company maintains an office in Singapore and is increasing its efforts to establish distribution in new international markets.

RESEARCH AND DEVELOPMENT

    The Company believes that timely development and introduction of new products are essential to maintaining its competitive position. The Company devotes most of its internal research and development resources to making advances in audio/video software and controller technology, firmware and software, and mechanical design. The Company is committed to soliciting and understanding customer requirements. Accordingly, its dealers and distributors are a principal source of ideas for new products, product refinement ideas, and new market applications for the Company's products. The Company also works with component suppliers to keep abreast of technological advances and to incorporate new features as they are developed.

    The Company is continuously involved in the refinement, enhancement, and expansion of its operating and application software capabilities. With the continued improvement of microprocessor capability, the Company believes that this ongoing software research and development is a key means of increasing the number of applications for its products and of extending the life of its hardware systems. As a result, the Company is investing an increasing proportion of its research and development effort in software development activities.

    When an order is placed, dealers describe the specifications for the system and the Company or its dealers program the system to meet the user's requirements. On average, this typically requires five to 50 hours of programming for each order placed and requires the programmers to use AXCESS, the Company's DOS-based text editor, which is similar in structure to the "C" programming language. The Company has recently begun to distribute AXDesign, which is a Windows-Registered Trademark--based graphical user interface programming environment for the Company's systems. The Company believes that the key benefit of AXDesign is that it will reduce the technical skill required to program the Company's systems, speed programming time, and thereby simplify the process of customizing the Company's systems to meet the end user's requirements. The Company believes that the streamlining of the programming process resulting from AXDesign will expand the universe of dealers capable of programming the Company's systems, and will increase the number of systems capable of being sold by any given dealer.

    In August 1995, the Company, together with several individual shareholders (including two former employees of the Company), organized PHAST Corporation ("PHAST"). PHAST has its principal place of business in Salt Lake City, Utah and has been organized to design, manufacture, market, and distribute automation control systems and products for the residential market. The Company owns 51% of the outstanding capital stock of PHAST and has a commitment to loan up to $1,115,000 to PHAST for the 12-15 month period beginning August 1, 1995, for the development of home automation hardware and software products, of which $585,000 has been advanced at March 31, 1996.

    Research and development expenses were approximately $645,000, $730,000, and $1,475,000 in the fiscal years ended March 31, 1994, 1995 and 1996, which represented 3.3%, 2.7%, and 4.5% of net sales in those periods, respectively. Research and development expenses are included in selling and marketing expenses in the Company's statements of income. The engineering department of the Company is involved in both research and development and customer support and service. Additionally, the Company has created sales support teams, which are focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by creatively responding to customer-expressed needs.

    In March 1996, the Company signed a letter of intent to acquire 100% of SPS International, Inc., doing business as AudioEase ("AudioEase"). AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems, whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed in May 1996 at a purchase price of $1.5 million paid in 181,818 shares of the Company's common stock. The Company has engaged an independent appraisal company to assist in allocating the purchase price of AudioEase. A majority of the purchase price will be allocated to in-process research and development projects. In accordance with generally accepted accounting principles, any purchase price allocated to in-process research and development projects will be expensed in a one-time charge to the Company's consolidated earnings as of the date of the consummation of the combination. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation."

MANUFACTURING

    The Company's manufacturing and assembly operations for its systems and related products are conducted in Dallas, Texas. The Company's manufacturing operations consist primarily of design, final assembly and testing of products, quality control, and materials procurement functions. In order to reduce problems with component supply, the Company retains responsibility for component sourcing. The Company establishes relationships with qualified component vendors and distributors, receives and inspects all components directly, and packages necessary components for assembly by third parties. Products go through several levels of testing prior to shipment.

    The principal components of the Company's products are printed circuit boards, electronic components (including microprocessors), displays, and metal, plastic, or wood housings, substantially all of which are purchased from outside vendors. The Company generally buys components under purchase orders and does not have long-term agreements with its suppliers. Although alternate suppliers are available for most of these components, qualifying a replacement supplier and receiving components for certain other products could take up to several months. Certain components, including the microprocessors manufactured by Motorola, are currently available only from sole sources and embody such parties' proprietary technology. There can be no assurance that Motorola or any other sole source supplier will continue to provide required components in sufficient quantities or at acceptable prices. In addition, no back-up tooling exists for many of the Company's molded plastic components. Should a mold break or become unusable, repair or replacement could take several months. The Company does not always maintain sufficient inventory to allow it to fill customer orders without interruption during the time that would be required to obtain an adequate supply of replacement components. Any shortage or discontinuation of supply in these components would materially adversely affect the Company's results of operations. The Company also depends on its suppliers to deliver products that are free from defects, competitive in functionality and cost, and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's manufacture and delivery of products and thereby materially adversely affect the Company's results of operations.

    Many of the components used in the Company's products are procured from outside the United States. There is no assurance that trading policies adopted by the United States or foreign governments will not restrict the availability of components or increase the Company's cost of obtaining components. Any significant increase in component prices, whether due to fluctuations in currency exchange rates or other foreign disruptions, would have a material adverse effect on the Company's results of operations.

BACKLOG

    The Company generally ships its standard products promptly following receipt of an order. The Company's backlog of orders for its standard products has generally been less than 45 days at any given time. While the Company's OEM and other large customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. As a result, the Company does not consider its backlog to be a meaningful indicator of future sales.

COMPETITION

    The markets for the Company's remote control systems are highly competitive. The Company's principal direct competitors based in North America include Crestron in all its markets and Dynacom Inc., Dukane Corp., and Rauland-Borg Corp. in the education market. Of these competitors, Crestron is the Company's principal competitor. In addition, the Company assumes that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to those of the Company and that such companies may enter one or more of the Company's markets at any time. Although some of the Company's competitors are smaller in annual revenues and in capitalization, most of the Company's competitors are focused on a single vertical market and may therefore devote more resources to products that may be directly competitive with, and that may adversely impact sales of, the Company's products in such markets. Moreover, as the Company pursues new markets, it is likely that AMX will encounter new competitors.

    The Company believes its ability to compete depends on such factors as reputation, quality, customer support and service, price, features and functions of products, ease of use, software and hardware innovation, reliability, and marketing and distribution channels. Although the Company believes that it competes favorably with respect to these factors, there can be no assurance that the Company will be able to compete successfully in the future.

    The Company's products fill a need created by the absence of' industry-wide standard communication and control protocols and formats for electronic devices. In the event manufacturers were to adopt such standards for various electronic devices, the Company's results of operations could be adversely affected. There can be no assurance that standard communication and control protocols will not be adopted in the future.

PROPRIETARY RIGHTS

    The Company has no patents for its products and relies primarily on a combination of copyright and trade secret protection to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. If the Company is unable to protect its proprietary rights in its intellectual property, it could have a material adverse effect upon the Company's results of operations.

    From time to time, certain companies have asserted patent, copyright, and other intellectual property rights relevant to the Company's business, and the Company expects that this will continue. The Company evaluates each claim relating to its products and, if appropriate, would seek a license. If the Company or its suppliers were unable to license from others protected technology used in the Company's products, the Company could be prohibited from marketing such products. The Company could also incur substantial costs to redesign its products or defend any legal action taken against the Company. If, in any legal action that might arise, the Company's products should be found to infringe upon intellectual proprietary rights, the Company could be enjoined from further infringement and required to pay damages. In the event a third party were to sustain a valid claim against the Company and in the event any required license were not available on commercially reasonable terms, the Company's results of operations could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

GOVERNMENT REGULATION

    The Company's domestic business operations are subject to certain federal, state, and local laws and regulations relating to RF and IR emissions generated by the Company's products. Certain of the Company's products must comply with FCC regulations before the products may be marketed in the United States. There can be no assurance that its products will comply with such regulations or that FCC regulations will remain constant with respect to the Company's current or future products. Failure to comply with FCC regulations for products under development or a change in existing regulations by the FCC that would make products noncompliant could have a material adverse effect on the Company's results of operations. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict its ability to comply with, or the ultimate cost of compliance with, such requirements.

    European Community ("EC") regulations relating to electromagnetic emissions and immunity testing became effective January 1, 1996. There can be no assurance that the Company will be able to meet the requirements set forth in the EC regulations in a timely manner, and the Company is unable to predict the ultimate cost of compliance with these regulations. Many of the Company's products comply with applicable EC regulations; however, some of the Company's products do not yet comply with applicable EC regulations and will not be sold in EC member countries until they comply. Accordingly, failure to comply with applicable EC regulations may limit or eliminate the Company's ability to sell its products in EC member countries and would have a material adverse effect on the Company's results of operations.

    The Company has recently introduced a wireless transmitter that incorporates a laser pointer. The utilization of the laser pointer requires approval from the Food and Drug Administration, although the Company believes that the laser components have previously been approved in other devices.

EMPLOYEES

    As of March 31, 1996, the Company employed 186 people, including 46 in manufacturing, 96 in selling and marketing activities, 28 in engineering and programming, and 16 in management, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

    The Company is dependent in large part on its ability to attract and retain management, engineering, marketing, and other technical personnel. Competition for engineering and other technical personnel is intense, and the inability to attract and retain highly qualified technical personnel to coordinate the Company's operations could adversely affect the Company's results of operation. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business.

ITEM 2.  PROPERTIES

    The Company occupies buildings that contain approximately 48,500 square feet of floor space. All of this space is leased under agreements that expire at various dates through July 1998. The principal facilities are located as follows:

                           APPROXIMATE
        LOCATION           SQUARE FEET                                  DESCRIPTION
- -------------------------  ------------  -------------------------------------------------------------------------
Dallas, Texas                   38,300   Offices, engineering, research and development, and production

Englewood, Colorado              6,240   Offices, engineering, research and development, and production

York, England                    2,000   Offices, engineering, and research and development
United Kingdom

    Subsequent to March 31, 1996, the Company's subsidiary, PHAST Corporation, entered into a new lease in Salt Lake City, Utah for 16,400 square feet with a term of June 1, 1996 through May 31, 1999. This new lease will replace the current lease for 2,000 square feet.

    All facilities are suitable for the Company's business and are fully utilized. All furniture and equipment owned and leased by the Company is well maintained and suitable for the Company's operations.

    The Company considers its current needs adequate and believes that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations and for additional sales and service.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

    On August 19, 1994, Ford Audio-Video Systems, Inc. ("FAV"), a privately-held company located in Oklahoma, filed suit in state district court in Oklahoma County, Oklahoma against the Company. FAV asserted claims against the Company for fraud, tortious interference with business relations, fraudulent inducement, retaliation for exercise of constitutional right to access to the court and retaliatory termination, tortious breach of an oral contract, anti-trust violations for predatory and discriminatory pricing, violation of the Oklahoma Deceptive Trade Practices Act and tortious conversion. FAV asserts that it orally contracted with the Company to manufacture a control panel and that the Company agreed that the control panel would be owned by and sold exclusively to FAV. FAV claims that the Company wrongfully sold the control panel to others. FAV's Amended Petition claims actual damages "in excess of $10,000" and punitive damages of $20,000,000. In February 1995 the case was removed to federal district court for the Western District of Oklahoma, and FAV named as co-defendant AEI Music Network, Inc. ("AEI"). In August 1995, FAV also named as co-defendants various entities associated with Blockbuster. Blockbuster has asserted a counterclaim alleging fraud against FAV.

    On November 22, 1995, the Company was granted a partial summary judgment. The court, in granting the Motion for Summary Judgment, ordered that FAV could pursue its claim for actual damages for breach of contract, but could not pursue punitive damages for breach of contract. FAV's claim for punitive damages associated with the fraud claim remains. Additionally, under the Motion for Summary Judgment, the court dismissed the claims for violation of public policy regarding right to access to the courts and retaliatory termination, anti-trust violations for predatory and discriminatory pricing, and tortious interference with business relations. On February 22, 1996, FAV amended its complaint, dropping its claims against the Company for breach of contract and violations of the Oklahoma Deceptive Trade Practices Act, but adding a claim for misappropriation of trade secrets. The Company has asserted that the claim for misappropriation of trade secrets has been brought in bad faith, and the Company seeks recovery of its attorney's fees and costs. On or about May 7, 1996, FAV reached an agreement with Blockbuster and AEI to settle FAV's claims. On May 13, 1996, the court granted a second partial summary judgment in favor of the Company dismissing FAV's claim of conversion and finding that FAV can not assert a claim for breach of contact because it did not plead such a claim in its final trial pleading. While the ultimate outcome of such litigation is uncertain, the
Company denies the allegations, is vigorously defending the litigation, and believes that the ultimate outcome thereof will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. An unfavorable outcome in this matter could have a material adverse effect upon the Company's consolidated financial position and consume working capital. In addition, even if the ultimate outcome is resolved in favor of the Company, defending itself against such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect upon the Company's results of operations.

    In addition, the Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS.

STOCK PRICES

    In November 1995, the Company's common stock, par value $0.01 per share (the "Common Stock"), was admitted for trading on the Nasdaq National Market under the symbol "AMXX."

    The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal year ended March 31, 1996.

1996                                                                                   HIGH          LOW
- ---------------------------------------------------------------------------------     -----          ---
Third Quarter (from November 1995)...............................................           93/4          61/2
Fourth Quarter...................................................................           93/4          73/4

    As of June 17, 1996, there were approximately 1,580 holders of the Common Stock.

DIVIDEND POLICY

    The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on the Common Stock in the foreseeable future in order to retain all available earnings generated by the Company's operations for the development and growth of its business. In addition, under the terms of the Company's $5.0 million line of credit, the Company may not pay dividends without the prior consent of the lending bank. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                 (TABLE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FISCAL YEARS ENDED MARCH 31,
                                                         -----------------------------------------------------
                                                           1992       1993       1994      1995(1)     1996
                                                         ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
System sales...........................................             $  13,947  $  17,378  $  23,387  $  30,274
OEM and custom product sales...........................                 2,876      2,225      3,896      2,457
                                                                    ---------  ---------  ---------  ---------
  Net sales(2).........................................  $  11,932     16,823     19,603     27,283     32,731
Cost of sales..........................................      4,698      6,463      7,652     10,570     12,370
                                                         ---------  ---------  ---------  ---------  ---------
Gross profit...........................................      7,234     10,360     11,951     16,713     20,361
Selling and marketing expenses.........................      3,984      6,251      8,357     10,328     12,420
General and administrative expenses....................      1,304      1,571      1,620      2,512      2,717
                                                         ---------  ---------  ---------  ---------  ---------
Operating income                                             1,946      2,538      1,974      3,873      5,224
Interest expense.......................................         38         58         36         42        535
Other income (expense), net............................         57       (237)       134        134        117
                                                         ---------  ---------  ---------  ---------  ---------
Income before income taxes.............................      1,965      2,243      2,072      3,965      4,806
Income tax provision...................................        715        778        805      1,269      1,792
                                                         ---------  ---------  ---------  ---------  ---------
Net income.............................................  $   1,250  $   1,465  $   1,267  $   2,696      3,014
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Preferred stock dividends, including accretion and
 redemption(1).........................................                                                 (3,153)
                                                                                                     ---------
Net loss applicable to common
 shareholders(1).......................................                                              $    (139)
                                                                                                     ---------
                                                                                                     ---------
Earnings (loss) per common share.......................  $     .25  $     .29  $     .25  $     .50  $    (.02)
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Common and common equivalent shares outstanding........      4,954      5,021      5,128      5,434      6,654
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------


                                                                             AT MARCH 31,
                                                         -----------------------------------------------------
                                                           1992       1993       1994      1995(1)     1996
                                                         ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital........................................  $   1,989  $   2,424  $   3,390  $   5,229  $   8,564
Total assets...........................................      4,594      6,519      8,503     10,317     14,652
Long term debt, including current portion..............        304        636        483      7,334         54
Redeemable preferred stock, net of discount(1).........         --         --         --      9,474         --
Shareholders' equity (deficit)(1)......................      2,981      4,447      5,718    (11,927)    10,714

- ------------------------
(1) On March 31, 1995, an individual and entities including certain investment funds affiliated with the Venture Investors, purchased $7.0 million of Debentures, 120,000 shares of Series A Preferred Stock for $12.0 million, and 3,240,000 shares of Common Stock for $150,000. These proceeds, along with $1.25 million of the Company's cash, were used to redeem 3,240,000 shares of Common Stock from the Company's co-founder and Chairman of the Board and from a charitable remainder trust established by him. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the Debentures, the Series A Preferred Stock and the Common Stock to the Venture Investors were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: Debentures, $7.0 million (effective yield of 12.8%); Series A Preferred Stock, $9,474,000 (effective yield of 13%); and Common Stock, $2,676,000 (or $.83 per share). This transaction did not affect the Company's income statement for the year ended March 31, 1995. Earnings per common share is based on net income after Series A Preferred Stock dividend requirements, accretion of the discount, and redemption of Series A Preferred Stock.

(2) The breakdown of net sales between System sales and OEM and custom product sales for fiscal year 1992 is not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1996 Annual Report to Shareholders.

OVERVIEW

    AMX designs, develops, manufactures and markets integrated remote control systems that enable end users to operate -- as a single system -- a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate as an integrated network electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has recently introduced several Windows-Registered Trademark--based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink bus as a control panel.

    While annual growth rates of the Company's net sales have ranged from 17% up to as high as 42% since 1991, the Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors, including the volume and timing of orders received during the period, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the Company's reliance upon dealers and distributors; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company generally experiences higher selling and marketing expenses during the first fiscal quarter of each year due to costs associated with the Company's largest trade show (occurring in June) and experiences higher sales in the education market during the second fiscal quarter of each year due to the buying cycles of educational institutions.

    The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,000 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 22 exclusive distributors serving 29 countries and over 30 dealers serving an additional 15 countries to distribute its products.

    OEM and Custom Product Sales have been made only to a few customers and have generally been large and sporadic transactions. During fiscal 1994, 1995, and 1996, 71%, 45%, and 56%, respectively, of the Company's OEM and Custom Product Sales have been with one customer whose orders have fluctuated significantly based on their own sales volumes. While the Company's OEM customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. Also, OEM customers can redesign their products without the AMX equipment in them resulting in reduced or eliminated sales to such customers. One of the Company's strategies for growth is to increase OEM and Custom Product Sales to large customers that typically carry lower gross margins, but also have lower selling expenses.

    The Company's U. S. dealers pursue a wide variety of projects that can range from small conference rooms/boardrooms to very large projects in a university, government facility, amusement park, or corporate training facility. The Company's international distributors tend to order in large quantities to take advantage of volume discounts the Company offers and to economize on shipping costs. These international orders are not received at the same time each year. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components, and undertake its development, selling and marketing activities, and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's results of operations because the Company generally does not plan to adjust expenditure levels in response to fluctuations in quarterly revenues.

    The Company purchases components that comprise approximately 28% to 32% of its cost of sales from foreign vendors. The primary components purchased are standard power supplies and displays for touch panels. Historically, the Company has not had any significant cost issues related to price changes due to purchasing from foreign vendors. However, there can be no assurance that this will be the case in the future. The Company has experienced delays of up to three weeks in receiving materials from foreign vendors. However, the Company takes this issue into consideration when orders are placed and, therefore, this concern has not, in the past, significantly impacted the Company's ability to meet production and customer delivery deadlines. However, a significant shortage of or interruption in the supply of foreign components could have a material adverse affect on the Company's results of operations.

    The Company's selling and marketing expenses category also includes research and development, customer service and support, and engineering. The engineering department of the Company is involved in both research and development as well as customer support and service. Additionally, the Company has created sales support teams, focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

    The Company intends to commit resources to develop new software for specific vertical markets to expand system sales and build for the future. An example of this is the Synergy Electronic Classroom System ("Synergy"). In fiscal 1994, the Company invested $1,040,000 in engineering development, marketing, and sales efforts to develop the Synergy Windows-Registered Trademark--based software and introduce it to the education market. The Company continues to invest money each year in Synergy to continue the development and enhancement of the product and the Company's position in the marketplace. Sales of Synergy are increasing, and the Company expects the education market to be an opportunity for future growth. A similar commitment is the Company's investment in PHAST Corporation in August 1995. This new subsidiary is currently designing and will produce and distribute control systems and products for home automation. Although management believes that significant investments such as these are appropriate, such investments can and have had a negative impact on the Company's results of operations.

RESULTS OF OPERATIONS

    The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for each of the three years in the period ended March 31, 1996:

                                                                 FISCAL YEAR ENDED MARCH 31,
                                                               -------------------------------
                                                                 1994       1995       1996
                                                               ---------  ---------  ---------
System sales.................................................       88.6%      85.7%      92.5%
OEM and custom product sales.................................       11.4       14.3        7.5
                                                               ---------  ---------  ---------
  Net sales..................................................      100.0      100.0      100.0
Cost of sales................................................       39.0       38.7       37.8
                                                               ---------  ---------  ---------
Gross profit.................................................       61.0       61.3       62.2
Selling and marketing expenses...............................       42.6       37.9       37.9
General and administrative expenses..........................        8.3        9.2        8.3
                                                               ---------  ---------  ---------
  Operating income...........................................       10.1       14.2       16.0
Interest expense.............................................        0.2        0.2        1.6
Other income (expense), net..................................        0.7        0.5        0.3
                                                               ---------  ---------  ---------
Income before income taxes...................................       10.6       14.5       14.7
Income taxes.................................................        4.1        4.6        5.5
                                                               ---------  ---------  ---------
Net income...................................................        6.5%       9.9%       9.2%
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

1996 RESULTS COMPARED TO 1995

    SYSTEM SALES were $30.3 million for fiscal 1996, up 29.5% over the prior year and OEM AND CUSTOM PRODUCT SALES were $2.4 million for fiscal 1996, down 37.0% from the prior year. NET SALES for fiscal 1996 were $32.7 million, up 20.0% compared to $27.3 million for the comparable period of the prior year. System sales and OEM and custom product sales represented 92.5% and 7.5%, respectively, of net sales for fiscal 1996, and 85.7%, and 14.3%, respectively, of net sales for fiscal 1995. The increase in System sales in fiscal 1996 over the prior year represented the Company's continued growth in a wide variety of markets through its dealers and distributors. The Company's Synergy sales, which are part of the System sales, almost doubled from $1.4 million in fiscal 1995 to $2.7 million in fiscal 1996. OEM and custom product sales were down significantly during fiscal 1996, reflecting the fact that the Company's largest OEM customer, Compression Labs, Inc., had reduced its orders to the Company over the same period of the prior year, and that a one-time custom product order that resulted in sales of $1.2 million during fiscal 1995 only resulted in additional sales of approximately $100,000 in fiscal 1996.

    COST OF SALES consists of material, labor, and manufacturing overhead, and was $12.4 million or 37.8% of net sales in fiscal 1996 as compared to $10.6 million or 38.7% of net sales in fiscal 1995. The improvement in fiscal 1996 is due to positive purchase price variances.

    GROSS PROFIT for fiscal 1996 was $20.3 million or 62.2% of net sales, compared to $16.7 million or 61.3% of net sales for fiscal 1995. The increase in gross profit was due to increased sales and improvements in cost of sales.

    SELLING AND MARKETING EXPENSES increased from $10.3 million, or 37.9% of net sales in fiscal 1995, to $12.4 million, also 37.9% of net sales for fiscal 1996, an increase of 20.3%. The increase is related to the increased sales volume and the selling activities and commissions associated with that increase. Additionally, fiscal 1996 includes $445,000 of research and development expenses of the Company's PHAST subsidiary which is developing home automation products. This subsidiary was formed in August 1995.

    GENERAL AND ADMINISTRATIVE EXPENSES increased from $2.5 million in fiscal 1995, or 9.2% of net sales to $2.7 million in fiscal 1996, or 8.3% of net sales. Fiscal 1995 included bonuses and costs associated with the venture investment closed on March 31, 1995, which were not incurred in fiscal 1996. This decrease was offset in fiscal 1996 by increased legal costs associated with the FAV litigation discussed below.

    INTEREST EXPENSE increased from $42,000 in fiscal 1995 to $535,000 in fiscal 1996, which reflects the issuance on March 31, 1995, of $7 million of subordinated debentures at an interest rate of 12.8%. One-half of the subordinated debentures was refinanced in June 1995 with a bank term note that had an interest rate of 8.67%. All of the subordinated debentures and the bank term note were repaid in November 1995 with the proceeds from the Company's initial public offering.

    OTHER INCOME (EXPENSE), NET is comprised primarily of interest income. In fiscal 1996, interest income is offset by the write-off of the unamortized balance of deferred debt charges of $120,000 upon repayment of the subordinated debentures and bank term note.

    The Company's EFFECTIVE TAX RATE was 32.0% in fiscal 1995 as compared to 37.3% in fiscal 1996. The effective tax rate for fiscal 1996 increased over the effective tax rate for fiscal 1995 because the U.K. subsidiary is in a tax paying position and the net operating losses of PHAST cannot be included in the Company's consolidated tax return. The PHAST losses will be carried forward against any future profits of PHAST before any tax expense will be incurred by this subsidiary.

    NET INCOME increased to $3.0 million or 9.2% of net sales for fiscal 1996, as compared to $2.7 million or 9.9% of net sales for fiscal 1995 as a result of the above factors.

1995 RESULTS COMPARED TO 1994

    SYSTEM SALES were $23.4 million in fiscal 1995, up 34.5% over the prior year, and OEM AND CUSTOM PRODUCT SALES were $3.9 million in fiscal 1995, up 75.1% over the prior year. NET SALES in 1995 were $27.3 million, up 39.2% compared with $19.6 million in 1994. System sales and OEM and custom product sales represented 85.7% and 14.3% of net sales in fiscal 1995, and 88.6% and 11.4%, respectively, of net sales in fiscal 1994. The increase in System sales over the prior year was the result of increased sales of Synergy of $1 million and increased sales in the Company's U.K. subsidiary of $1.3 million. Synergy was introduced in late fiscal 1994 and contributed only $400,000 of sales in that fiscal year. Synergy sales increased to $1.4 million in fiscal 1995 due to increased product awareness in the media retrieval marketplace. The Company established its U.K. distributor in June 1993. The majority of fiscal 1994 was devoted to rebuilding the business base in the U.K. and researching other manufacturers' products for distribution. These efforts resulted in the increased sales in fiscal 1995. The remainder of the Company's increase in System sales was across all markets.

    The increase in OEM and custom product sales in fiscal 1995 over the prior year was primarily due to a one-time custom product order that resulted in sales of $1.2 million. The one-time order was for the production of individual control panels used in listening to compact discs in retail music stores.

    COST OF SALES consists of material, labor, and manufacturing overhead, and was $10.6 million or 38.7% of net sales in fiscal 1995 as compared to $7.7 million or 39.0% of net sales in fiscal 1994.

    GROSS PROFIT remained consistent as a percentage of net sales and was $16.7 million or 61.3% of net sales in fiscal 1995 compared to $12.0 million or 61.0% of net sales in fiscal 1994.

    SELLING AND MARKETING EXPENSES increased from $8.4 million in fiscal 1994 to $10.3 million in fiscal 1995, but decreased as a percent of sales from 42.6% in 1994 to 37.9% in 1995. The absolute dollar increase in selling and marketing expenses is primarily due to an increased number of employees in all departments to handle the additional volume of business, increased marketing and personnel costs to continue the growth in the Synergy system, and increased sales commissions reflective of the 39% increase in sales.

    GENERAL AND ADMINISTRATIVE EXPENSES increased from $1.6 million, or 8.3% of net sales for fiscal 1994 to $2.5 million, or 9.2% of net sales for fiscal 1995, reflecting increased personnel in management information systems and human resources to further enhance the Company's internal systems. Additionally, the Company's legal expenses increased $200,000 due to the litigation with FAV.

    INTEREST EXPENSE was immaterial in both periods.

    OTHER INCOME (EXPENSE), NET is comprised primarily of interest income, and was immaterial in both periods.

    The Company's EFFECTIVE TAX RATE was 32.0% in 1995 as compared to 38.9% in 1994. The significant decrease in the effective tax rate was related to the Company's formation of a foreign sales corporation in April 1994 and use of the net operating loss carryforward generated in 1994 by the U.K. subsidiary.

    NET INCOME increased to $2.7 million or 9.9% of net sales in 1995, as compared to $1.3 million or 6.5% of net sales in 1994 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

    For the past three fiscal years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In fiscal 1996, the Company generated $3.3 million of cash flow from operations. Investing activities used $1.0 million of cash primarily for the purchase of $840,000 of property and equipment comprised principally of computers, upgraded accounting and manufacturing software and systems and engineering development and testing equipment.

    In June 1995, the Company refinanced $3.5 million of its subordinated debentures and $315,000 of its notes payable with a bank term loan which provided for interest at 8.67%. The Company raised net proceeds of $20 million from its initial public offering in November 1995. These proceeds were used to retire $3.5 million of subordinated debentures, $3.8 million of a bank term loan and redeem the $12.6 million of Series A Preferred Stock (including accrued dividends).

    Additionally, the Company has a revolving loan agreement for $5.0 million which expires on March 1, 1997, and provides for interest at the bank's contract rate which is expected to approximate prime. At March 31, 1995 and 1996, no amounts were outstanding under the revolving loan agreement.

    The Company expects to spend approximately $1.2 million for capital expenditures in fiscal 1997. Additionally, the Company has committed $1.12 million to its newly formed, majority-owned subsidiary, PHAST Corporation, during the 12-15 month period beginning August 1, 1995, for the development of home automation hardware and software products, of which $585,000 had been advanced at March 31, 1996.

    In March 1996, the Company signed a letter of intent to acquire 100% of SPS International, Inc. dba AudioEase. AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems, whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed in May 1996 at a purchase price of $1.5 million paid in 181,818 shares of AMX Corporation common stock. The Company has engaged an independent appraisal company to assist in allocating the purchase price of AudioEase. Management expects that the majority of the purchase price will be allocated to in-process research and development projects. In accordance with generally accepted accounting principles, any purchase price allocated to in-process research and development projects will be expensed in a one-time charge to the Company's consolidated earnings as of the date of the consummation of the combination.

    The Company believes that cash flow from operations, the Company's existing cash resources and funds available under its revolving loan facility will be adequate to fund its working capital and capital expenditure requirements for at least the next 12 months. An important element of the Company's business strategy has been, and continues to be, the acquisition of similar businesses and complementary products and technology and the integration of such businesses and products and technology into the Company's existing operations. Such future acquisitions, if they occur, may require that the Company seek additional funds.

CONTINGENCIES

    The Company is involved in a lawsuit pending in federal district court for the Western District of Oklahoma with Ford Audio-Video Systems, Inc. ("FAV"), a privately held company located in Oklahoma in which FAV claims actual damages "in excess of $10,000" and punitive damages of $20,000,000. On November 22, 1995, the Company was granted a partial summary judgment in litigation originally filed in August 1994 by FAV. The court, in granting the Motion for Summary Judgment, ordered that FAV could pursue its claim for actual damages for breach of contract, but could not pursue punitive damages for breach of contract. FAV's claim for punitive damages associated with the fraud claim remains. Additionally, under the Motion for Summary Judgment, the court dismissed certain other claims, including claims for violation of public policy regarding right to access to the courts and retaliatory termination, anti-trust violations for predatory and discriminatory pricing, and tortious interference with business relations. On February 22, 1996, Ford amended its complaint dropping its claims against the Company for breach of contract and violations of the Oklahoma Deceptive Trade Practices Act, but added a claim for misappropriation of trade secrets. AMX has claimed that the claim for misappropriation of trade secrets has been brought in bad faith and AMX seeks recovery of its attorneys' fees and costs. On May 13, 1996, the Court granted a second partial summary judgment in favor of AMX, dismissing the Plaintiff's claim for conversion and finding that the Plaintiff cannot assert a claim for breach of contract. While the ultimate outcome of such litigation is uncertain, the Company denies the allegations, is vigorously defending the litigation, and believes that the ultimate outcome thereof will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. An unfavorable outcome in this matter could have a material adverse effect upon the Company's consolidated financial position and consume working capital. In addition, even if the ultimate outcome is resolved in favor of the Company, defending itself against such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect upon the Company's results of operations.

    In addition, the Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company. See "Item 3 -- Legal Proceedings."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information called for by this item is set forth in the Company's Consolidated Financial Statements and Supplemental Financial Information contained in this report. The Company's Consolidated Financial Statements and Supplemental Financial Information begin at page F-1 hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The presentation of Directors and Executive Officers of the Registrant appears in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders ("Proxy Statement") and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

    The presentation of Executive Compensation of the Registrant appears in the Proxy Statement and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The presentation of the Security Ownership of Certain Beneficial Owners and Management of the Registrant appears in the Proxy Statement and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The presentation of Certain Relationships and Related Transactions of the Registrant appears in the Proxy Statement and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) Financial Statements.

        The financial statements and supplementary data filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements and Supplemental Financial Information" on page F-1 hereof.

        (2) Financial Statement Schedules.

        The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (3) Exhibits.

        The following exhibits are filed as a part of this Annual Report on Form 10-K.

   ***2.1  Agreement of Merger and Plan of Reorganization dated as of May 16, 1996, among
            Registrant, AMX Acquisition Corporation, SPS International, Inc. (now known as
            AudioEase, Inc.), John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell
            and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason.
     *3.1  Amended and Restated Articles of Incorporation of the Registrant.
    **3.2  Amended and Restated Bylaws of the Registrant, as amended.
    **4.1  Specimen Certificate for Common Stock of Registrant.
    **4.2  Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe
            Hardt and Billie I. Williamson.
    **4.3  First Amendment dated September 12, 1995 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt, and Billie I. Williamson.
     +4.4  Registration Rights Agreement dated as of May 16, 1996, by and among Registrant,
            John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T.
            Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason.
   **10.1  AMX Corporation 1993 Stock Option Plan, accompanied by forms of Incentive Stock
            Option and Non-qualified Stock Option Agreements.
   **10.2  AMX Corporation 1995 Stock Option Plan, accompanied by form of Stock Option
            Agreement and form of Exercise Notice.
   **10.3  1995 Director Stock Option Plan, accompanied by form of Director Stock Option
            Agreement and form of Exercise Notice.
   **10.4  1996 Employee Stock Purchase Plan, accompanied by forms of Enrollment/Change Form,
            Section 16b Participation Form and Stock Purchase Agreement.
   **10.5  Commercial Lease Agreement dated January 2, 1992 between Registrant and New
            England Mutual Life Insurance Company, as amended.
   **10.6  Employment Agreement dated March 30, 1995 between Registrant and Scott D. Miller.
   **10.7  Employment Agreement dated March 30, 1995 between Registrant and Joe Hardt.
   **10.8  Employment Agreement dated March 30, 1995 between Registrant and Peter D. York.
   **10.9  Employment Agreement dated March 30, 1995 between Registrant and Billie I.
            Williamson.

  **10.10  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Scott D. Miller.
  **10.11  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Joe Hardt.
  **10.12  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Peter D. York.
  **10.13  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Billie I. Williamson.
  **10.14  Promissory Note dated June 15, 1995, from Peter D. York to Registrant in the original principal amount of $77,298.
  **10.15  Promissory Note dated May 1, 1995, from Joe Hardt to Registrant in the original principal amount of $44,500.
  **10.16  Promissory Note dated August 15, 1995, from Billie I. Williamson to Registrant in the original principal amount of $52,250.
    +11.1  Computation of Earnings per Share.
    +23.1  Consent of Independent Auditors.
    +27.1  Financial Data Schedule.

- ------------------------
  + Filed herewith.

  * Incorporated by reference from the exhibit of the same number in the Company's Form S-8 filed March 11, 1996, file no. 333-2202.

 ** Incorporated by reference from the exhibit of the same number in the Company's Form S-1 filed September 13, 1995, as amended, file no. 33-96886.

*** Incorporated by reference from the exhibit of the same number in the Company's Form 8-K, dated as of May 16, 1996, filed May 31, 1996, file no. 0-26924.

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMX CORPORATION

                                          By:           /s/  JOE HARDT

                                             -----------------------------------
                                                    Joe Hardt, President
                                                        June 27, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

             SIGNATURE                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------

       /s/  SCOTT D. MILLER
- -----------------------------------  Chairman of the Board and     June 27, 1996
          Scott D. Miller             Director

          /s/  JOE HARDT             President and Director
- -----------------------------------   (Principal Executive         June 27, 1996
             Joe Hardt                Officer)

        /s/  PETER D. YORK
- -----------------------------------  Senior Vice President,        June 27, 1996
           Peter D. York              Secretary, and Director

                                     Chief Financial Officer
       /s/  DAVID E. CHISUM           and Treasurer (Principal
- -----------------------------------   Financial and Accounting     June 27, 1996
          David E. Chisum             Officer)

      /s/  THOMAS S. ROBERTS
- -----------------------------------  Director                      June 27, 1996
         Thomas S. Roberts

        /s/  HARVEY B. CASH
- -----------------------------------  Director                      June 27, 1996
          Harvey B. Cash

       /s/  S. WAYNE BAZZLE
- -----------------------------------  Director                      June 27, 1996
          S. Wayne Bazzle

        /s/  F. H. Moeller
- -----------------------------------  Director                      June 27, 1996
           F. H. Moeller

                                AMX CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND SUPPLEMENTAL FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Auditors............................................................................        F-2
Consolidated Balance Sheets at March 31, 1995 and 1996....................................................        F-3
Consolidated Statements of Income for the years ended March 31, 1994, 1995 and 1996.......................        F-5
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended March 31, 1994, 1995 and
 1996.....................................................................................................        F-6
Consolidated Statements of Cash Flows for the years ended March 31, 1994, 1995 and 1996...................        F-7
Notes to Consolidated Financial Statements................................................................        F-8
Supplemental Financial Information........................................................................       F-17

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
AMX Corporation

    We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

May 15, 1996
Dallas, Texas

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                             MARCH 31,
                                                                                        1995            1996
                                                                                   --------------  --------------
Current assets:

  Cash and cash equivalents......................................................  $    2,539,851  $    4,858,759

  Receivables--trade and other, less allowance for doubtful accounts of $115,000
   for 1995 and $125,000 for 1996 (NOTE 5).......................................       3,315,882       4,260,090

  Inventories (NOTES 3 AND 5)....................................................       1,924,310       2,865,735

  Prepaid expenses...............................................................         189,752         175,617

  Deferred income tax (NOTE 8)...................................................         184,693         217,922

  Income taxes recoverable.......................................................         148,501        --
                                                                                   --------------  --------------

Total current assets.............................................................       8,302,989      12,378,123

Property and equipment, at cost, net (NOTES 4 AND 5).............................       1,361,087       1,612,863

Other:

  Capitalized software...........................................................        --               123,101

  Deferred debt expenses (NOTE 10)...............................................         120,250        --

  AAirpass.......................................................................         244,164          81,185

  Deposits and other.............................................................          86,963         280,483

  Deferred income tax (NOTE 8)...................................................          14,876        --

  Goodwill, less accumulated amortization of $18,789 for 1995 and $29,073 for
   1996 (NOTE 9).................................................................         186,867         176,583
                                                                                   --------------  --------------
Total assets.....................................................................  $   10,317,196  $   14,652,338
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                             MARCH 31,
                                                                                       1995             1996
                                                                                  ---------------  --------------
Current liabilities:
  Accounts payable..............................................................  $       934,954  $    1,472,563
  Accrued compensation..........................................................        1,133,787         834,580
  Accrued sales commissions.....................................................          309,700         386,861
  Other accrued expenses........................................................          380,969         769,449
  Current portion of long-term debt (NOTE 5)....................................          314,758        --
  Income taxes payable..........................................................        --                350,172
                                                                                  ---------------  --------------
Total current liabilities.......................................................        3,074,168       3,813,625
Long-term debt, less current portion (NOTES 5 AND 10)...........................        7,019,633          54,489
Deferred income tax (NOTE 8)....................................................        --                 69,238
Commitments and contingencies (NOTE 7)
Minority interest in subsidiary.................................................        --                    490
Series A Redeemable Preferred Stock, (net of discount), $100 par value (NOTES 10
 AND 12):
  Authorized shares -- 120,000 for 1995
  Issued and outstanding shares -- 120,000 for 1995.............................        9,474,000        --
Common stock subject to redemption (NOTE 10)....................................        2,676,000        --
Shareholders' equity (deficit) (NOTES 10 AND 11):
  Common Stock, $.01 par value:
    Authorized shares -- 10,000,000 for 1995 and 40,000,000 for 1996
    Issued shares -- 8,071,120 for 1995 and 7,552,120 for 1996..................           80,711          75,521
  Additional paid-in capital....................................................        2,678,203         131,498
  Retained earnings.............................................................        8,390,481      10,507,477
  Less value of common stock subject to redemption..............................       (2,676,000)       --
  Less common treasury stock (3,240,000 shares).................................      (20,400,000)       --
                                                                                  ---------------  --------------
Total shareholders' equity (deficit)............................................      (11,926,605)     10,714,496
                                                                                  ---------------  --------------
Total liabilities and shareholders' equity (deficit)............................  $    10,317,196  $   14,652,338
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

                            See accompanying notes.

                                AMX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED MARCH 31,
                                                                        1994            1995            1996
                                                                   --------------  --------------  --------------
System sales.....................................................  $   17,377,538  $   23,386,572  $   30,274,007
OEM and custom product sales.....................................       2,225,412       3,896,645       2,456,507
                                                                   --------------  --------------  --------------
  Net sales......................................................      19,602,950      27,283,217      32,730,514
Cost of sales....................................................       7,652,247      10,569,917      12,369,272
                                                                   --------------  --------------  --------------
  Gross profit...................................................      11,950,703      16,713,300      20,361,242
Selling and marketing expenses...................................       8,357,302      10,327,995      12,420,369
General and administrative expenses..............................       1,619,170       2,512,347       2,716,522
                                                                   --------------  --------------  --------------
  Operating income...............................................       1,974,231       3,872,958       5,224,351
Interest expense.................................................         (36,097)        (42,184)       (534,655)
Other income (expense), net......................................         133,904         134,354         116,872
                                                                   --------------  --------------  --------------
Income before income taxes.......................................       2,072,038       3,965,128       4,806,568
Income tax provision (NOTE 8)....................................         805,124       1,269,534       1,792,454
                                                                   --------------  --------------  --------------
Net income.......................................................  $    1,266,914  $    2,695,594       3,014,114
                                                                   --------------  --------------
                                                                   --------------  --------------
Preferred stock dividends........................................                                        (626,667)
Accretion of preferred stock.....................................                                        (170,000)
Redemption of preferred stock....................................                                      (2,356,000)
                                                                                                   --------------
Net loss applicable to common shareholders.......................                                  $     (138,553)
                                                                                                   --------------
                                                                                                   --------------
Earnings (loss) per common share.................................  $          .25  $          .50  $         (.02)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Common and common equivalent shares outstanding..................       5,128,365       5,434,404       6,653,980
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                            See accompanying notes.

                                AMX CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                  COMMON STOCK                                                        TREASURY STOCK
                              ---------------------   ADDITIONAL                  COMMON STOCK  ---------------------------
                              NUMBER OF                PAID-IN       RETAINED      SUBJECT TO    NUMBER OF
                                SHARES     AMOUNT      CAPITAL       EARNINGS      REDEMPTION     SHARES         AMOUNT
                              ----------  ---------  ------------  -------------  ------------  -----------  --------------
Balance at March 31, 1993...     217,400  $   2,174  $     34,896  $   4,409,791  $    --           --       $     --
Net income..................      --         --           --           1,266,914       --           --             --
Equity adjustment from
 foreign currency
 translation (NOTE 1).......      --         --           --               4,558       --           --             --
Stock dividend (NOTE 11)....   4,130,600     41,306       (20,653)       (20,653)      --           --             --
                              ----------  ---------  ------------  -------------  ------------  -----------  --------------
Balance at March 31, 1994...   4,348,000     43,480        14,243      5,660,610       --           --             --
Net income..................      --         --           --           2,695,594       --           --             --
Equity adjustment from
 foreign currency
 translation (NOTE 1).......      --         --           --              34,277       --           --             --
Exercise of stock options...     483,120      4,831       225,110       --             --           --             --
Sale of stock...............   3,240,000     32,400     2,643,600       --             --           --             --
Value of common stock
 subject to redemption......      --         --                         --          (2,676,000)     --             --
Fees associated with sale of
 preferred stock............      --         --          (204,750)      --             --           --             --
Purchase of treasury
 stock......................      --         --           --            --             --        (3,240,000)    (20,400,000)
                              ----------  ---------  ------------  -------------  ------------  -----------  --------------
Balance at March 31, 1995...   8,071,120     80,711     2,678,203      8,390,481    (2,676,000)  (3,240,000)    (20,400,000)
Net income..................      --         --           --           3,014,114       --           --             --
Equity adjustment from
 foreign currency
 translation (NOTE 1).......      --         --           --             (28,830)      --           --             --
Exercise of stock options
 including tax benefit of
 $63,000....................     221,000      2,210       280,788       --             --           --             --
IPO shares issued out of
 treasury stock.............      --         --           532,400       --             --         2,500,000      20,392,600
IPO expenses................      --         --          (833,893)      (241,621)      --           --             --
Cancellation of remaining
 treasury stock.............    (740,000)    (7,400)      --            --             --           740,000           7,400
Release of redemption
 requirement................      --         --           --            --           2,676,000      --             --
Dividends on preferred stock
 (NOTE 12)..................      --         --           --            (626,667)      --           --             --
Accretion and write-off of
 discount on preferred stock
 (NOTE 12)..................      --         --        (2,526,000)      --             --           --             --
                              ----------  ---------  ------------  -------------  ------------  -----------  --------------
Balance at March 31, 1996...   7,552,120  $  75,521  $    131,498  $  10,507,477  $    --           --       $     --
                              ----------  ---------  ------------  -------------  ------------  -----------  --------------
                              ----------  ---------  ------------  -------------  ------------  -----------  --------------

                                  TOTAL
                              SHAREHOLDERS'
                                  EQUITY
                                (DEFICIT)
                              --------------
Balance at March 31, 1993...  $    4,446,861
Net income..................       1,266,914
Equity adjustment from
 foreign currency
 translation (NOTE 1).......           4,558
Stock dividend (NOTE 11)....        --
                              --------------
Balance at March 31, 1994...       5,718,333
Net income..................       2,695,594
Equity adjustment from
 foreign currency
 translation (NOTE 1).......          34,277
Exercise of stock options...         229,941
Sale of stock...............       2,676,000
Value of common stock
 subject to redemption......      (2,676,000)
Fees associated with sale of
 preferred stock............        (204,750)
Purchase of treasury
 stock......................     (20,400,000)
                              --------------
Balance at March 31, 1995...     (11,926,605)
Net income..................       3,014,114
Equity adjustment from
 foreign currency
 translation (NOTE 1).......         (28,830)
Exercise of stock options
 including tax benefit of
 $63,000....................         282,998
IPO shares issued out of
 treasury stock.............      20,925,000
IPO expenses................      (1,075,514)
Cancellation of remaining
 treasury stock.............        --
Release of redemption
 requirement................       2,676,000
Dividends on preferred stock
 (NOTE 12)..................        (626,667)
Accretion and write-off of
 discount on preferred stock
 (NOTE 12)..................      (2,526,000)
                              --------------
Balance at March 31, 1996...  $   10,714,496
                              --------------
                              --------------

                            See accompanying notes.

                                AMX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 MARCH 31, 1996

                                                                                 YEAR ENDED MARCH 31,
                                                                          1994           1995           1996
                                                                      ------------  --------------  -------------
OPERATING ACTIVITIES
Net income..........................................................  $  1,266,914  $    2,695,594  $   3,014,114
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization.....................................       599,141         636,742        871,066
  Provision for losses on receivables...............................        41,450        --               10,000
  Provision for inventory obsolescence..............................        51,500          20,500         36,000
  (Gain) loss on sale of property and equipment.....................        (1,144)        (17,835)         1,537
  Deferred income tax...............................................       (39,000)        111,731         50,885
  Changes in operating assets and liabilities:
    Receivables.....................................................      (890,509)       (487,861)    (1,110,510)
    Inventories.....................................................      (313,171)       (592,219)      (977,425)
    Prepaid expenses................................................      (123,349)          6,998         14,135
    Other current assets............................................        20,842        (257,140)       156,302
    Accounts payable................................................       616,124         (41,405)       537,609
    Accrued expenses................................................       262,662         672,728        166,434
    Income taxes recoverable/payable................................       (12,153)       (322,348)       498,673
                                                                      ------------  --------------  -------------
Net cash provided by operating activities...........................     1,479,307       2,425,485      3,268,820
INVESTING ACTIVITIES
Purchase of property and equipment..................................      (594,105)       (575,397)      (840,266)
Proceeds from sale of property and equipment........................        34,005          22,410          9,400
Payments received on note receivable from shareholder...............        51,187         273,934       --
Decrease in note receivable from affiliate..........................         3,666         203,832       --
Investment in capitalized software..................................       --             --             (123,101)
Decrease (increase) in other assets.................................         3,131          43,042        (65,570)
Acquisition of AXCESS Technology Ltd................................      (205,656)       --             --
Minority interest in subsidiary.....................................       --             --                  490
                                                                      ------------  --------------  -------------
Net cash used in investing activities...............................      (707,772)        (32,179)    (1,019,047)
FINANCING ACTIVITIES
Sale of securities -- net of expenses...............................       --           18,825,000     19,849,486
Exercise of stock options...........................................       --              229,941        155,048
Purchase of treasury stock..........................................       --          (20,400,000)      --
Proceeds from long-term debt........................................        17,582          26,500      3,815,402
Repayments of long-term debt........................................      (170,938)       (175,201)   (11,095,304)
Redemption of preferred stock.......................................       --             --          (12,000,000)
Preferred stock dividends...........................................       --             --             (626,667)
                                                                      ------------  --------------  -------------
Net cash (used in) provided by financing activities.................      (153,356)     (1,493,760)        97,965
Effect of exchange rate changes on cash.............................         4,558          34,277        (28,830)
                                                                      ------------  --------------  -------------
Net increase in cash and cash equivalents...........................       622,737         933,823      2,318,908
Cash and cash equivalents at beginning of period....................       983,291       1,606,028      2,539,851
                                                                      ------------  --------------  -------------
Cash and cash equivalents at end of period..........................  $  1,606,028  $    2,539,851  $   4,858,759
                                                                      ------------  --------------  -------------
                                                                      ------------  --------------  -------------

                            See accompanying notes.

                                AMX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    AMX Corporation (the "Company") was organized in March 1982 and operates in a single industry. The Company designs and manufactures integrated remote control systems found in corporate boardrooms, business training centers, teleconferencing centers, educational institutions, the television and communications industry, amusement parks, theme parks, stadiums, and luxury residences. The Company sells primarily to dealers and distributors in the United States, Europe, Australia and the Far East.

PRINCIPLES OF CONSOLIDATION

    The Company's financial statements include the accounts of AXCESS Technology Ltd., a wholly owned foreign subsidiary, AMX International Sales Corporation, a wholly owned foreign sales corporation, PHAST Corporation, a 51% owned software development company, and AMX Control Systems PTE, Ltd., a wholly owned foreign subsidiary. All significant intercompany balances have been eliminated.

CASH EQUIVALENTS

    Cash equivalents include any temporary investments with an initial maturity of less than three months. Cash equivalents currently include bank repurchase obligations with maturities generally of seven days or less.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION

    Depreciation of property and equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally using an accelerated depreciation method in early years and switching to the straight-line method in later years. The estimated lives used in determining depreciation range from 5 to 10 years for equipment and 31.5 years for leasehold improvements.

CONCENTRATION OF CREDIT RISK

    During the years ended March 31, 1994, 1995, and 1996, the Company realized approximately 26%, 24%, and 27%, respectively, of total revenues from foreign sales and had approximately 33% and 35%, respectively, of trade receivables due from foreign customers at March 31, 1995 and 1996.

    The Company provides credit in the normal course of business to its dealers and distributors. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible credit losses, which, when realized, have been within the range of management's expectations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Revenue is recognized upon shipment of the product.

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to income as incurred. Research and development costs for the years ended March 31, 1994, 1995, and 1996 were $645,000, $730,000, and $1,475,000, respectively.

CAPITALIZED SOFTWARE

    The cost (including coding and testing) of producing software is capitalized once technological feasibility is established. Capitalized software costs will be amortized on a product-by-product basis using the greater of the amounts computed on the straight-line method over the remaining estimated economic life of the product or using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product. Amortization of capitalized software will begin when the products are available for general release to customers.

FOREIGN CURRENCY TRANSLATION

    In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and historical rates, as applicable, and revenues and expenses are translated at the average monthly exchange rates. The functional currency has been determined as the U.S. dollar.

    The following are the cumulative foreign currency translation adjustments (recorded through retained earnings) which represent the effect of translating the original intercompany advances made to the Company's foreign subsidiary, as these advances are of a long-term nature:

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               1994       1995        1996
                                                             ---------  ---------  ----------
Balance at beginning of period.............................  $  --      $   4,558  $   38,835
Gain (loss) on translation of intercompany advances........      4,558     34,277     (28,830)
                                                             ---------  ---------  ----------
Balance at end of period included in retained earnings.....  $   4,558  $  38,835  $   10,005
                                                             ---------  ---------  ----------
                                                             ---------  ---------  ----------

    The translation gains and losses included in income are immaterial and result from translating all accounts other than the original intercompany advances to U.S. dollars.

EARNINGS PER COMMON SHARE

    Earnings (loss) per common share is based on net income after preferred stock dividend requirements and accretion of preferred stock discount determined by the interest yield method at 13% divided by the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents (using the treasury stock method for all periods presented). Fully diluted earnings per common share is not materially different.

    The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings per share for all periods presented pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. SAB No. 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of its initial public offering in its calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented.

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SUPPLEMENTAL EARNINGS PER COMMON SHARE

    Supplemental earnings per common share for the year ended March 31, 1996, are $.41, assuming (i) the issuance of the Common Stock offered by the Company in its initial public offering, receipt by the Company of net proceeds from this offering and use of the proceeds to repay the bank term note and subordinated debentures and redeem the preferred stock as of April 1, 1995, and (ii) weighted average common shares outstanding were 8,229,393 for the year ended March 31, 1996.

COMMON STOCK SPLIT

    In September 1995, the Company effected a two-for-one split of its common stock. Share and per share amounts for all periods presented have been adjusted to reflect this stock split.

ADVERTISING

    The Company expenses the costs of all advertising when incurred. Advertising costs were $362,000, $354,000, and $174,000 for the years ended March 31, 1994,
1995, and 1996, respectively.

2.  INITIAL PUBLIC OFFERING
    On November 21, 1995, the Company closed its initial public offering under the Securities Act of 1933 under which the Company registered and sold 2,500,000 shares of its common stock for $9 per share. The net proceeds (net of underwriters' commissions) of $20,925,000 were used to repay the Company's subordinated debentures of $3,500,000 and accrued interest thereon, the Bank One Texas NA bank debt of $3,815,402 and accrued interest thereon, and redeem the Series A Redeemable Preferred Stock for $12,000,000 and pay accrued dividends thereon.

3.  INVENTORIES
    The components of inventories are as follows:

                                                                           MARCH 31,
                                                                  ----------------------------
                                                                      1995           1996
                                                                  -------------  -------------
Raw materials...................................................  $   1,083,071  $   1,705,108
Work in progress................................................        169,090        229,566
Finished goods..................................................        744,149      1,030,061
Reserve for obsolescence........................................        (72,000)       (99,000)
                                                                  -------------  -------------
                                                                  $   1,924,310  $   2,865,735
                                                                  -------------  -------------
                                                                  -------------  -------------

4.  PROPERTY AND EQUIPMENT
    The general classes of property and equipment are as follows:

                                                                           MARCH 31,
                                                                  ----------------------------
                                                                      1995           1996
                                                                  -------------  -------------
Equipment, including computers..................................  $   1,867,132  $   2,590,987
Furniture and fixtures..........................................        853,954        917,607
Leasehold improvements..........................................        102,389        102,389
Vehicles........................................................         42,601         71,673
                                                                  -------------  -------------
                                                                      2,866,076      3,682,656
Less accumulated depreciation...................................      1,504,989      2,069,793
                                                                  -------------  -------------
                                                                  $   1,361,087  $   1,612,863
                                                                  -------------  -------------
                                                                  -------------  -------------

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

5.  DEBT
    The Company has a revolving loan agreement for $5,000,000 expiring March 1, 1997. At March 31, 1995 and 1996, no amounts were outstanding under the loan agreement. The loan agreement provides for a borrowing base computation based on accounts receivable and inventories. Interest on the loan will be at the bank's contract rate set at the time of the borrowing, which is expected to be comparable to prime. Collateral for the loan consists of a security interest in accounts receivable, inventories, and property and equipment. The agreement requires the maintenance of certain financial ratios and equity levels and restricts payment of dividends.

    As more fully described in Note 10, on March 31, 1995, the Company issued $7,000,000 of subordinated debentures to the New Shareholders. In June 1995, the Company refinanced $3,500,000 of its subordinated debentures and $315,000 of its notes payable with a bank term loan that provided for interest at 8.67%. All of the subordinated debentures and the bank debt was repaid in November 1995 upon completion of the Company's initial public offering.

    Long-term debt consists of the following:

                                                                            MARCH 31,
                                                                     ------------------------
                                                                         1995         1996
                                                                     -------------  ---------
Subordinated debentures due March 31, 2000, with interest paid
 quarterly at 12.8%................................................  $   7,000,000  $  --
Note payable due September 1, 1995, with interest at .5% over
 prime.............................................................        306,538     --
Other..............................................................         27,853     54,489
                                                                     -------------  ---------
                                                                         7,334,391     54,489
Less current portion...............................................        314,758     --
                                                                     -------------  ---------
                                                                     $   7,019,633  $  54,489
                                                                     -------------  ---------
                                                                     -------------  ---------

    Interest paid on long-term debt amounted to approximately $36,000, $37,000, and $535,000 for the years ended March 31, 1994, 1995, and 1996, respectively.

6.  EMPLOYEE BENEFIT PLANS

    The Company has a noncontributory profit sharing plan that is available to all U.S. employees who are at least 21 years old and meet certain service requirements. The amount of any contributions to the plan is determined by the Board of Directors and is based on the level of Company earnings before income taxes. Contributions to the plan are allocated among the eligible participants based on the percentage each participant's salary bears to total salaries of all participants. Contributions to the plan for the years ended March 31, 1994, 1995, and 1996, were $144,000, $228,000, and $240,000, respectively.

    The Company provides long-term disability benefits equal to 60% of pre-disability compensation up to $9,000 per month for all of its employees who have met certain service requirements. The benefits begin after 180 days of disability and are fully insured.

    The Company also enacted a 401(k) plan effective January 1, 1995, that is available to all U.S. employees who are at least 21 years old and meet certain service requirements. Employees can contribute up to 15% of their salary to a maximum of $9,240. The Company matches the employees' contributions at 25 CENTS on every dollar to a maximum of 1% of compensation. Company contributions for the year ended March 31, 1995 and 1996, respectively, were $5,800 and $32,200.

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

6.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    In September 1995, the Company approved the 1996 Employee Stock Purchase Plan which permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1, respectively.

7.  COMMITMENTS AND CONTINGENCIES
    The Company leases various real property and equipment. Under certain leases, the Company is required to pay costs, such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under these operating leases for the years ended March 31, 1994, 1995, and 1996, was $226,000, $234,000, and $287,000, respectively.

    At March 31, 1996, future minimum payments for noncancelable operating leases are as follows:

Year ended March 31:
  1997...........................................................  $ 255,519
  1998...........................................................    125,908
  1999...........................................................      1,010
                                                                   ---------
                                                                   $ 382,437
                                                                   ---------
                                                                   ---------

    The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

8.  INCOME TAXES
    The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).

    The components of the Company's income tax provision were as follows:

                                                               YEAR ENDED MARCH 31,
                                                     -----------------------------------------
                                                        1994          1995           1996
                                                     -----------  -------------  -------------
Federal income taxes:
  Current provision................................  $   768,124  $   1,038,534  $   1,450,400
  Deferred (benefit) provision.....................      (39,000)       125,000         92,000
State income taxes.................................       76,000        106,000        153,000
Foreign income taxes...............................      --            --               97,054
                                                     -----------  -------------  -------------
                                                     $   805,124  $   1,269,534  $   1,792,454
                                                     -----------  -------------  -------------
                                                     -----------  -------------  -------------

    The income before income taxes for AXCESS Technology Ltd. is $373,000 for the year ended March 31, 1996.

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

8.  INCOME TAXES (CONTINUED)
    Income tax expense differs from amounts computed by applying the U.S. federal statutory tax rate to income before income taxes as follows:

                                                               YEAR ENDED MARCH 31,
                                                     -----------------------------------------
                                                        1994          1995           1996
                                                     -----------  -------------  -------------
Federal income tax at statutory rate...............  $   704,493  $   1,348,143  $   1,634,233
State income tax, net of federal tax benefit.......       46,998         80,095        108,439
Benefit of income reported through Foreign Sales
 Corporation.......................................      --            (172,818)      (183,079)
Unbenefited/(benefited) losses of foreign
 subsidiary and rate differences...................       48,464        (39,728)       (29,654)
Unbenefited losses of 51% owned subsidiary.........      --            --              151,314
Other..............................................        5,169         53,842        111,201
                                                     -----------  -------------  -------------
                                                     $   805,124  $   1,269,534  $   1,792,454
                                                     -----------  -------------  -------------
                                                     -----------  -------------  -------------

    Significant components of deferred tax assets and liabilities are as follows:

                                                                             MARCH 31,
                                                                     -------------------------
                                                                        1995          1996
                                                                     -----------  ------------
Deferred tax assets:
  Deferred compensation............................................  $    84,185  $    --
  Inventories......................................................       96,193        98,987
  Bad debts........................................................       42,550        46,250
  Accrued expenses.................................................       79,491        46,858
  Other, net.......................................................        2,412        76,412
                                                                     -----------  ------------
                                                                         304,831       268,507
Deferred tax liabilities:
  Transaction fees.................................................      (70,300)      (70,300)
  Prepaid insurance................................................      (16,831)      (17,134)
  Other, net.......................................................      (18,131)      (32,389)
                                                                     -----------  ------------
                                                                        (105,262)     (119,823)
                                                                     -----------  ------------
Net deferred tax asset.............................................  $   199,569  $    148,684
                                                                     -----------  ------------
                                                                     -----------  ------------

    Net operating losses of $445,000 for the Company's 51% owned PHAST Corporation subsidiary can be carried forward to 2011.

    Cash paid for federal income taxes was approximately $780,000, $1,393,000, and $1,086,000 for the years ended March 31, 1994, 1995, and 1996, respectively.

9.  ASSET ACQUISITION
    In June 1993, the Company purchased all of the outstanding stock of AXCESS Technology Ltd. (AXCESS), a U.K. Company, for a de minimis amount of cash. Concurrently, the Company advanced additional capital to AXCESS, so that AXCESS could purchase certain assets of AMX's U.K. distributor. The purchase price of these assets was approximately $267,000, payable $156,000 in cash, $100,000 in purchase credits available to the seller, and fees of $11,000. The goodwill generated by this

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

9.  ASSET ACQUISITION (CONTINUED)
transaction is being amortized on a straight-line basis over 20 years. The accounts of AXCESS have been consolidated since the date of purchase. The effect of the transaction is not significant to the Company's consolidated financial statements.

10. EQUITY TRANSACTIONS
    Effective March 31, 1995, a group of venture capital firms and an individual (the "New Shareholders") invested $19,150,000 in the Company by purchasing (i) 120,000 shares of $100 par value Series A Redeemable Preferred Stock for $12,000,000, (ii) 3,240,000 shares of common stock for $150,000, and (iii)
$7,000,000 of subordinated debentures. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the debentures, the Series A Preferred Stock and the common stock to the New Shareholders were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: debentures, $7,000,000 million (effective yield of 12.8%); Series A Preferred Stock, $9,474,000 (effective yield of 13%); and common stock, $2,676,000 (or $.83 per share). The expenses associated with this transaction were $325,000 and were allocated between the subordinated debentures and redeemable preferred stock. Under certain conditions, as defined, or at March 31, 2002, the New Shareholders could have required the Company to redeem their common stock at its then fair market value. Accordingly, $2,676,000 was reclassified from shareholders' equity at March 31, 1995. This right expired upon consummation of the Company's initial public offering. Additionally, upon consummation of the Company's initial public offering, the Company was required to redeem the preferred stock and retire the subordinated debentures.

    Also, on March 31, 1995, the Company purchased 3,240,000 shares of the existing shareholders' (the "Existing Shareholders") common stock for $20,400,000. As part of this transaction, one of the Existing Shareholders repaid his $273,934 note to the Company. Additionally, one of the Existing Shareholders purchased the Company's interest in a note receivable from an affiliate, which had a remaining balance of $96,000 by executing a note back to the Company that provides for interest at 8% and payment on March 31, 1996. This note was included in current receivables -- trade and other at March 31, 1995.

11. STOCK OPTIONS AND OTHER STOCK TRANSACTIONS
    In 1991, the Company granted an option for 483,120 shares of common stock to an officer when his company was purchased by AMX. This option was fully exercised on March 3, 1995, for an aggregate exercise price of $2,416. The difference between fair market value and the exercise price was expensed over the vesting period of the option.

    On April 1, 1993, the Company effected a 20-for-1 stock split in the form of a stock dividend. Per share amounts for all periods presented have been adjusted to reflect this stock dividend.

    In September 1995, the Company approved the increase in authorized common stock, par value $.01 per share, to 40,000,000 shares from 10,000,000 shares.

    Effective April 1, 1993, the Company approved an incentive stock option plan (the 1993 Stock Option Plan) which authorized the granting of options for 852,544 shares of common stock. During 1995, the Company increased the number of option shares available for grant by 600,000 shares for a total of 1,452,544 shares authorized for grant. Options have been granted at exercise prices determined by the Board of Directors at least equal to the fair market value of the shares of common stock

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

11. STOCK OPTIONS AND OTHER STOCK TRANSACTIONS (CONTINUED) subject to such option at date of grant (and in certain instances at prices in excess of the fair market value of such shares) with vesting periods of four years. The information on the 1993 Stock Option Plan is in the table that follows:

                                                    OPTION PRICE
                                           SHARES     PER SHARE       TOTAL
                                          --------  -------------   ----------
    Outstanding at March 31, 1994.......   448,180   $ .895-$1.05   $  426,541
      Options granted...................   141,700     1.11-2.07       238,756
      Options canceled..................    (1,000)     1.05            (1,050)
                                          --------  -------------   ----------
    Outstanding at March 31, 1995.......   588,880     .895-2.07       664,247
      Options granted...................   580,000    1.875-7.00     2,010,000
      Options exercised.................  (221,000)    .895-1.05      (220,425)
      Options canceled..................   (10,800)     7.00           (75,600)
                                          --------  -------------   ----------
    Outstanding at March 31, 1996.......   937,080   $ .895-$7.00   $2,378,222
                                          --------  -------------   ----------
                                          --------  -------------   ----------
    Exercisable at March 31, 1996.......   367,880   $ .895-$2.07   $  443,823
                                          --------  -------------   ----------
                                          --------  -------------   ----------

    In September 1995, the Company approved two new stock option plans. The 1995 Stock Option Plan authorizes the granting of stock options to employees. An aggregate of 1 million shares of common stock has been reserved for issuance under this plan. No grants have been made under the 1995 Stock Option Plan as of March 31, 1996. The 1995 Director Stock Option Plan authorizes the granting of stock options to nonemployee directors. An aggregate of 250,000 shares of common stock has been reserved for issuance under this plan. Option grants for 20,000 shares at exercise prices of $8.25 to $8.75 have been made under the 1995 Director Stock Option Plan and these options are exercisable at March 31, 1996.

12. PREFERRED STOCK
    In addition to its authorized common stock, the Company had 120,000 shares of Series A Redeemable Preferred Stock, par value $100 per share, authorized, all of which were issued on March 31, 1995. Prior to March 31, 1995, the Company had 10,000 shares of preferred stock, par value $.01 per share, authorized, of which none were issued. The number of preferred shares authorized and the par value were amended in connection with the equity transactions more fully discussed in Note 10. The preferred stock was redeemed in November 1995 with proceeds from the Company's initial public offering. Cash dividends were paid at an annual rate of 8% on the preferred stock from the date of original issue until the date of redemption. For financial reporting purposes the Series A Redeemable Preferred Stock was recorded at amounts to provide an effective yield of 13% and was presented in the consolidated balance sheet net of discount of $2,526,000 as of March 31, 1995.

    In September 1995, the Company authorized 10,000,000 additional shares of preferred stock, par value $.01 per share, of which none are issued. The Board of Directors has the authority, without further action by the stockholders, to issue these 10,000,000 shares in one or more series and to fix and determine as to any series any and all of the relative rights and preferences of shares in such series, including voting rights.

                                AMX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996

13. EXPORT SALES
    Export sales from the Company's U.S. operations to unaffiliated customers were as follows:

                                                              YEAR ENDED MARCH 31,
                                                   -------------------------------------------
                                                       1994           1995           1996
                                                   -------------  -------------  -------------
Asia.............................................  $     632,000  $     629,000  $     951,000
Australia........................................        691,000      1,122,000      1,346,000
Canada...........................................        620,000        604,000        880,000
Europe...........................................      2,315,000      2,039,000      2,705,000
Other............................................        156,000        113,000        273,000
                                                   -------------  -------------  -------------
                                                   $   4,414,000  $   4,507,000  $   6,155,000
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

14. SUBSEQUENT EVENT
    In March 1996, the Company signed a letter of intent to acquire 100% of SPS International, Inc. dba AudioEase. AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems, whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed in May 1996 at a purchase price of $1.5 millon paid in 181,818 shares of AMX Corporation common stock. The acquisition will be accounted for as a purchase.

                       SUPPLEMENTAL FINANCIAL INFORMATION
                            QUARTERLY FINANCIAL DATA
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED MARCH 31, 1996
                                                              -----------------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH     FISCAL
                                                               QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                                              ---------  ---------  ---------  ---------  ---------
System sales................................................  $   6,382  $   8,310  $   7,715  $   7,867  $  30,274
OEM and custom product sales................................        373        565        882        637      2,457
                                                              ---------  ---------  ---------  ---------  ---------
  Net sales.................................................      6,755      8,875      8,597      8,504     32,731
Gross profit................................................      4,163      5,563      5,261      5,374     20,361
Operating income............................................        674      1,963      1,204      1,383      5,224
Income before income taxes..................................        481      1,811      1,056      1,458      4,806
Net income..................................................        306      1,155        628        925      3,014
Net income (loss) applicable to common shareholders.........         (2)       847     (1,909)       925       (139)
Earnings (loss) per common share(1).........................     --            .15       (.27)       .11       (.02)

                                                                            YEAR ENDED MARCH 31, 1995
                                                              -----------------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH     FISCAL
                                                               QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                                              ---------  ---------  ---------  ---------  ---------
System sales................................................  $   5,280  $   5,872  $   6,225  $   6,010  $  23,387
OEM and custom product sales................................        969      1,510        922        495      3,896
                                                              ---------  ---------  ---------  ---------  ---------
  Net sales.................................................      6,249      7,382      7,147      6,505     27,283
Gross profit................................................      3,846      4,505      4,267      4,095     16,713
Operating income............................................        788      1,539        931        615      3,873
Income before income taxes..................................        828      1,571        985        581      3,965
Net income..................................................        512      1,077        654        453      2,696
Earnings per common share(1)................................        .09        .20        .12        .08        .50

- ------------------------
(1) The sum of the earnings per share for the four quarters differs from the annual earnings per share due to the required method of computing the weighted average number of shares in interim periods.