Form 10-Q
period 1996-06-30
AMX CORP
filed 1996-08-14
CIK 944248

               Securities and Exchange Commission
                     Washington, D.C.  20549


                            FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934
          For the Quarterly Period Ended June 30, 1996

                               or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

        For the transition period from ______ to ________

                 Commission File Number  0-26924



                         AMX CORPORATION
     (Exact name of registrant as specified in its charter)



                    TEXAS                              75-1815822
          (State of Incorporation)        (I.R.S. Employer Identification No.)

           11995 FORESTGATE DRIVE
               DALLAS, TEXAS                             75243
  (Address of principal executive offices)             (Zip Code)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214)  644-3048

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]     No [ ]

COMMON STOCK, $0.01 PAR VALUE                     7,794,730
    (Title of Each Class)        (Number of Shares Outstanding at July 31, 1996)

                                 AMX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                      INDEX

                                                                           PAGE
PART I. FINANCIAL INFORMATION                                             NUMBER

Item 1.  Consolidated Balance Sheets at June 30, 1996 and March 31, 1996      2

         Consolidated Statements of Operations for the Three Months Ended
         June 30, 1996 and 1995                                               4

         Consolidated Statements of Cash Flows for the Three Months
         ended June 30, 1996 and 1995                                         5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial                    9
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         SIGNATURES                                                          15

                                  AMX CORPORATION
                            CONSOLIDATED BALANCE SHEETS
            (In thousands, except for share and per share amounts)


                                              June 30, 1996       March 31, 1996
                                              -------------       --------------

                                       ASSETS

Current assets:
   Cash and cash equivalents                      $ 3,812            $ 4,859
   Receivables - trade and other; less allowance
      for doubtful accounts of $91 at June 30,
      1996 and $125 at March 31, 1996               4,747              4,260
   Inventories                                      3,107              2,866
   Prepaid expenses                                   184                175
   Deferred income tax                                218                218
   Income taxes recoverable                           325                 -
                                                  -------            -------
Total current assets                               12,393             12,378

Property and equipment, at cost, net                2,120              1,613

Capitalized software                                  130                123

Goodwill, net                                         212                177

Deposits and other                                    976                361
                                                  -------            -------



Total assets                                     $ 15,831            $14,652
                                                  -------            -------
                                                  -------            -------

                                  AMX CORPORATION
                            CONSOLIDATED BALANCE SHEETS
            (In thousands, except for share and per share amounts)


                                              June 30, 1996       March 31, 1996
                                              -------------       --------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 2,040             $1,473
   Accrued compensation                               528                835
   Accrued sales commissions                          406                387
   Other accrued expenses                             731                769
   Current portion of long-term debt                   96                 -
   Notes payable                                      125                 -
   Income taxes payable                                -                 350
                                                  -------             ------
Total current liabilities                           3,926              3,814

Long-term debt, less current portion                  103                 54

Deferred tax liability                                 69                 69

Contingencies

Minority interest in subsidiary                         1                  1

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued shares - 7,769,730 at June 30, 1996
         and 7,552,120 at March 31, 1996               78                 76
   Additional paid-in capital                       1,737                131
   Retained earnings                                9,964             10,507
   Less common treasury stock  of 5,208 shares        (47)                -
                                                  -------             ------
Total shareholders' equity                         11,732             10,714
                                                  -------             ------
Total liabilities and shareholders' equity        $15,831            $14,652
                                                  -------             ------
                                                  -------             ------

See accompanying notes

                                AMX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except for share and per share amounts)

                                                   Three Months Ended
                                                       June 30,
                                                 ---------------------
                                                   1996         1995
                                                 --------     ---------
System sales                                      $ 7,625     $ 6,382
OEM and custom product sales                          586         373
                                                  -------     -------
     Net sales                                      8,211       6,755

Cost of sales                                       3,417       2,592
                                                  -------     -------

Gross profit                                        4,794       4,163

Selling and marketing expenses                      3,312       2,730
General and administrative expenses                   692         546
Acquired research and development                   1,230          -
Research and development expenses                     754         213
                                                  -------     -------

Operating income (loss)                            (1,194)        674
Interest expense                                        5         229
Other income                                           72          36
                                                  -------     -------

Income (loss) before income taxes                 (1,127)         481
Income tax provision (benefit)                      (582)         175
                                                  -------     -------

Net income (loss)                                 $ (545)         306
                                                  -------
                                                  -------

Preferred stock dividends, including accretion                   (308)
                                                              -------
Net loss applicable to
     common shareholders                                       $   (2)
                                                              -------
                                                              -------
Loss per common share                             $(0.07)      $(0.00)
                                                  -------     -------
                                                  -------     -------
Common and common equivalent
     shares outstanding                        7,656,359    5,434,322
                                               ---------    ---------
                                               ---------    ---------

See accompanying notes

                              AMX CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (In thousands)

                                                     Three Months Ended June 30,
                                                           1996         1995
                                                         --------     --------

OPERATING ACTIVITIES
Net income (loss)                                         $ (545)     $   306
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                          184          167
      Acquired research and development                      980           -
      Provision for losses on receivables                    (34)          67
      Provision for inventory obsolescence                     9            9
      Gain on sale of property and equipment                  -            (2)
      Changes in operating assets and liabilities:
         Receivables                                        (108)           2
         Inventories                                         338         (340)
         Prepaid expenses                                     68          (13)
         Other current assets                                 10           -
         Accounts payable                                    (21)         383
         Accrued expenses                                   (408)        (521)
         Income taxes recoverable/payable                   (700)          80
                                                         -------      -------
Net cash provided by (used in) operating activities         (227)         138

INVESTING ACTIVITIES
Purchases of property and equipment                         (525)        (139)
Proceeds from sale of property and equipment                  -             9
Investment in capitalized software                            (8)          -
Payment to former owner of AudioEase                        (180)          -
Increase in other assets                                    (190)         (64)
                                                         -------      -------
Net cash used in investing activities                       (903)        (194)

FINANCING ACTIVITIES
Exercise of stock options                                     64           -
Purchase of treasury stock                                   (47)          -
Disqualifying disposition of stock options                    44           -
Proceeds from long-term debt                                 125        3,816
Repayments of long-term debt                                (105)      (3,824)
                                                         -------      -------
Net cash provided by (used in) financing activities           81           (8)
Effect of exchange rate changes on cash                        2           (3)
                                                         -------      -------
Net decrease in cash and cash equivalents                 (1,047)         (67)
Cash and cash equivalents at beginning of period           4,859        2,540
                                                         -------      -------
Cash and cash equivalents at end of period               $ 3,812      $ 2,473
                                                         -------      -------
                                                         -------      -------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of AMX common stock in connection with
     AudioEase acquisition                               $ 1,500      $    -
                                                         -------      -------
                                                         -------      -------

See accompanying notes.

                               AMX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, are unaudited (except for the March 31, 1996 consolidated balance sheet which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997.

2.  Asset Acquisition

In March 1996, the Company signed a letter of intent to acquire 100% of the outstanding stock of SPS International, Inc., dba AudioEase. AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems, whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed in May 1996 at a purchase price of $1.5 million paid in 181,818 shares of AMX Corporation common stock. The acquisition was accounted for as a purchase.

3.  Earnings (Loss) Per Share

Subsequent to March 31, 1996, earnings (loss) per share is based on the weighted average number of common and common equivalent shares outstanding including the dilutive effect, if any, of options and warrants.

For periods prior to April 1, 1996, earnings (loss) per common share is based on net income after preferred stock dividend requirements (which began April 1, 1995), accretion of discount on the preferred stock (which also began April 1, 1995) and the one-time write-off of the remaining discount on the preferred stock which occurred when the preferred stock was redeemed. The net income (loss) applicable to common shareholders is divided by the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents (using the treasury stock method for all periods presented). Fully diluted earnings per common share is not materially different.

The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings (loss) per share for the first three months of fiscal 1996 pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. SAB No. 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of the initial public offering in its calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented prior to the initial public offering.

4.  Inventories

The components of inventories are as follow:

                                         June 30, 1996      March 31, 1996
                                         -------------      --------------
Raw materials                           $    1,154,451        $  1,705,108
Work in progress                               286,304             229,566
Finished goods                               1,740,321           1,030,061
Less reserve for obsolescence                  (74,196)            (99,000)
                                         ---------------------------------

                                        $    3,106,880        $  2,865,735
                                         ---------------------------------

5.  Contingencies

The Company is involved in a lawsuit pending in federal district court for the Western District of Oklahoma with Ford Audio-Video Systems, Inc. ("FAV"), a privately held company located in Oklahoma in which FAV claims actual damages "in excess of $10,000" and punitive damages of $20,000,000. On November 22, 1995, the Company was granted a partial summary judgment in litigation originally filed in August 1994 by FAV. The court, in granting the Motion for Summary Judgment, ordered that FAV could pursue its claim for actual damages for breach of contract, but could not pursue punitive damages
for breach of contract.   FAV's claim for punitive damages associated with
the fraud claim remains. Additionally, under the Motion for Summary Judgment, the court dismissed certain other claims, including claims for violation of public policy regarding right to access to the courts and retaliatory termination, anti-trust violations for predatory and discriminatory pricing, and tortuous interference with business relations. On February 22, 1996, Ford amended its complaint dropping its claims against the company for breach of contract and violations of the Oklahoma Deceptive Trade Practices Act, but added a claim for misappropriation of trade secrets. AMX has claimed that the claim for misappropriation of trade secrets has been brought in bad faith and AMX seeks recovery of its attorney's fees and costs. On May 13, 1996, the Court granted a second partial summary judgment in favor of AMX, dismissing the Plaintiff's claim for conversion and finding that the Plaintiff cannot assert a claim for breach of contract. While the ultimate outcome of such litigation is uncertain, the Company denies the allegations, is vigorously defending the litigation, and believes that the ultimate outcome thereof will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. An unfavorable outcome in this matter could have a material adverse effect upon the Company's consolidated financial position and consume working capital. In addition, even if the ultimate outcome is resolved in favor of the Company, defending itself against such litigation could entail considerable cost and the diversion of efforts of management, either of which could have material adverse effect upon the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1996 Annual Report on Form 10-K. The Company believes that all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in its quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

OVERVIEW

     AMX designs, develops, manufactures and markets integrated remote control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate as an integrated network electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has recently introduced several Windows-Registered Trademark--based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink bus as a control panel.

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

     The Company's selling and marketing expenses category also includes customer service and support and engineering. The engineering department of the Company is involved in both research and development as well as customer support and service. Additionally, the Company has created sales support teams, focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

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

RESULTS OF OPERATIONS

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of operations for the three month periods ended June 30, 1996 and 1995:


                                              THREE MONTHS ENDED
                                              ------------------
                                                   JUNE 30
                                                   -------
                                                1996      1995
                                                ----      ----
 System sales. . . . . . . . . . . . . .        92.9%     94.5%
 OEM and custom product sales. . . . . .         7.1       5.5
                                               -----     -----
  Net sales. . . . . . . . . . . . . . .       100.0     100.0
 Cost of sales . . . . . . . . . . . . .        41.6      38.4
                                               -----     -----
 Gross profit. . . . . . . . . . . . . .        58.4      61.6
 Selling and marketing expenses. . . . .        40.3      40.3

 General and administrative expenses . .         8.4       8.1
 Acquired research and development . . .        15.0        -
 Research and development expenses . . .         9.2       3.2
                                               -----     -----
  Operating income (loss). . . . . . . .       (14.5)     10.0
 Interest expense. . . . . . . . . . . .         0.1       3.4
 Other income  . . . . . . . . . . . . .         0.9       0.5
                                               -----     -----
 Income (loss) before income taxes . . .       (13.7)      7.1
 Income tax provision (benefit). . . . .        (7.1)      2.6
                                               -----     -----
 Net income (loss) . . . . . . . . . . .        (6.6%)     4.5%
                                               -----     -----


THREE MONTHS ENDED JUNE 30, 1996 RESULTS COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

          SYSTEM SALES were $7.6 million for the three months ended June 30, 1996, up 19.5% over the same period last year and OEM AND CUSTOM PRODUCT SALES were $.6 million for the three months ended June 30, 1996, up 57.1% from the same period last year. NET SALES for the three months ended June 30, 1996, were $8.2 million, up 21.6% compared to $6.8 million for the comparable period of the prior year. System sales and OEM and custom product sales represented 92.9% and 7.1%, respectively, of net sales for the three months ended June 30, 1996, and 94.5%, and 5.5%, respectively, of net sales for the three months ended June 30, 1995. The increase in System sales in the three months ended June 30, 1996, over the prior year represented the Company's continued growth in a wide variety of markets through its dealers and distributors, and its recent acquisition of AudioEase.

     COST OF SALES consists of material, labor, and manufacturing overhead, and was $3.4 million or 41.6% of net sales in the three months ended June 30, 1996, as compared to $2.6 million or 38.4% of net sales in the comparable period of the prior year. The increase for the three months ended June 30, 1996 is due to the acquisition of AudioEase, which historically has experienced higher cost of sales, and the increase in OEM sales, which likewise, experienced higher cost of sales.

     GROSS PROFIT for the three months ended June 30, 1996 was $4.8 million or 58.4% of net sales, compared to $4.2 million or 61.6% of net sales for the same period of the prior year. The decrease in gross profit as a percentage of net sales was due to increases in cost of sales as stated above.

     SELLING AND MARKETING EXPENSES increased to $3.3 million, or 40.3% of net sales for the three months ended June 30, 1996, compared to $2.7 million or 40.3% of sales for the same period of the prior year. Selling and marketing as previously reported had included research and development expenses, which are now shown separately.

     GENERAL AND ADMINISTRATIVE EXPENSES increased from $.5 million in the three months ended June 30, 1995, or 8.1% of net sales to $.7 million in the three months ended June 30, 1996, or 8.4% of net sales. The increase was due primarily to legal expenses associated with the FAV litigation discussed below.

     ACQUIRED RESEARCH AND DEVELOPMENT was $1.2 million for the three months ended June 30, 1996, compared to none for the same period last year. This amount consists of the allocation of the purchase price of research development in progress associated with the acquisitions of AudioEase and Camrobotics, which occurred in May and June, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES, which are separately stated in this report for the first time, increased from $213,000 in the three months ended June 30, 1995 to $754,000 in the same period this year. The increase, as well as the separate line item distinction, is associated with expenses generated by our subsidiary, PHAST, which was not yet formed at this time last year, and the increased emphasis on the development of new products at AMX Corporation.

     INTEREST EXPENSE decreased from $229,000 in the three months ended June 30, 1995, to $5,000 in the three months ended June 30, 1996, which reflects the repayment of the subordinated debentures and the bank term note in November 1995 with the proceeds from the Company's initial public offering.

     OTHER INCOME is comprised primarily of interest income, which increased by 100% for the three months ended June 30, 1996 from the same period last year due to income generated by the cash proceeds remaining from the initial public offering.

     The Company's EFFECTIVE TAX RATE was 36.4% in the three months ended June 30, 1995, as compared to 51.6% in the three months ended June 30, 1996. The effective tax rate for the three months ended June 30, 1996, increased over the effective tax rate for the three months ended June 30, 1995 because the net operating losses of PHAST cannot be included in the Company's consolidated tax return due to the ownership position of the Company, and the acquired research and development costs, which cannot be deducted for income tax purposes. The PHAST losses will be carried forward against any future profits of PHAST before any tax expense will be incurred by this subsidiary.

     NET INCOME(LOSS) decreased from income of $306,000 or 4.5% of net sales for the three months ended June 30, 1995 as compared to a loss of $545,000 or 6.6% of net sales for the three months ended June 30, 1996, as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three fiscal years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In the three months ended June 30, 1996, the Company used $.2 million of cash flow from operations. Investing activities used $.9 million of cash, primarily for the purchase of $525,000 of property and equipment and for the $180,000 payment to a former shareholder of AudioEase. Financing activities provided $.1 million in cash.

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

     Additionally, the Company has a revolving loan agreement for $5.0 million which expires on March 1, 1997, and provides for interest at the bank's contract rate which is expected to approximate prime. At June 30, 1996, no amounts were outstanding under the revolving loan agreement.

     The Company expects to spend approximately $1.2 million for capital expenditures in fiscal 1997. Additionally, the Company has committed $1.12 million to its newly formed, majority-owned subsidiary, PHAST Corporation, during the 12-15 month period beginning August 1, 1995, for the development of home automation hardware and software products, of which $844,000 had been advanced at June 30, 1996.

     In May 1996, the Company acquired 100% of SPS International, Inc. dba AudioEase. AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems, whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed at a purchase price of $1.5 million paid in 181,818 shares of AMX Corporation common stock. The Company engaged an independent appraisal company to assist in allocating the purchase price of AudioEase. The majority of the purchase price was allocated to in-process research and development projects. In accordance with generally accepted accounting principles, the purchase price allocated to in-process research and development projects was expensed in a one-time charge to the Company's consolidated earnings as of the date of the consummation of the combination.

     In June 1996, the Company acquired 100% of the assets of the Camrobotics Systems division of the M.S. Russin Group, Inc., a designer and developer of pan and tilt cameras, for a purchase price of $250,000. Payment was made with $125,000 in cash and the delivery of a $125,000 note bearing interest at the rate of 8% per annum and due in February 1997. The majority of the purchase price was allocated to in-process research and development projects. In accordance with generally accepted accounting principles, the purchase price allocated to in-process research and development projects was expensed in a one-time charge to the Company's consolidated earnings as of the date of the consummation of the combination.

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

CONTINGENCIES

     The Company is involved in a lawsuit pending in federal district court for the Western District of Oklahoma with Ford Audio-Video Systems, Inc. ("FAV"), a privately held company located in Oklahoma in which FAV claims actual damages "in excess of $10,000" and punitive damages of $20,000,000. On November 22, 1995, the Company was granted a partial summary judgment in litigation originally filed in August 1994 by FAV. The court, in granting the Motion for Summary Judgment, ordered that FAV could pursue its claim for actual damages for breach of contract, but could not pursue punitive damages for breach of contract. FAV's claim for punitive damages associated with the fraud claim remains. Additionally, under the Motion for Summary Judgment, the court dismissed certain other claims, including claims for violation of public policy regarding right to access to the courts and retaliatory termination, anti-trust violations for predatory and discriminatory pricing, and tortuous interference with business relations. On February 22, 1996, Ford amended its complaint dropping its claims against the Company for breach of contract and violations of the Oklahoma Deceptive Trade Practices Act, but added a claim for misappropriation of trade secrets. AMX has claimed that the claim for misappropriation of trade secrets has been brought in bad faith and AMX seeks recovery of its attorneys' fees and costs. On May 13, 1996, the Court granted a second partial summary judgment in favor of AMX, dismissing the Plaintiff's claim for conversion and finding that the Plaintiff cannot assert a claim for breach of contract. While the ultimate outcome of such litigation is uncertain, the Company denies the allegations, is vigorously defending the litigation, and believes that the ultimate outcome thereof will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. An unfavorable outcome in this matter could have a material adverse effect upon the Company's consolidated financial position and consume working capital. In addition, even if the ultimate outcome is resolved in favor of the Company, defending itself against such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect upon the Company's results of operations.

     In addition, the Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

                         AMX CORPORATION
                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Information pertaining to this item is incorporated from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

      2.1 Agreement of Merger and Plan of Reorganization ("Agreement"), dated as of May 16, 1996, among AMX Corporation, AMX Acquisition Corporation, SPS International, Inc. (now known as AudioEase, Inc.), John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason. The schedules and exhibits to the Agreement are omitted in reliance on item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. (Incorporated by reference from the exhibit of the same number in the Company's Form 8-K dated as of May 16, 1996, filed May 31, 1996, File No. 0-26924).

     3.1 Amended and Restated Articles of the Company. (Incorporated by reference from Exhibit 4.1 in the Company's Form S-8 filed March 11, 1996, File No. 333-2202).

     3.2 Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference from Exhibit 3.4 in the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

     4.1 Amendment to Amended and Restated Bylaws of the Company. (Incorporated by reference from Exhibit 3.5 in the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

   *27    Financial Data Schedule.

b.   Reports on Form 8-K

Current report on Form 8-K dated as of May 16, 1996 and filed May 31, 1996 regarding the Company's Acquisition of SPS International, Inc. (now known as AudioEase, Inc. ("AudioEase")) which included Financial Statements (Balance Sheet, Statement of Income and Retained Earnings, and Statement of Cash Flows) for SPS International, Inc. d/b/a AudioEase, Inc. for the year ended August 31, 1995 and Pro Forma Condensed Consolidated Financial Information (Pro Forma Condensed Consolidated Balance Sheet and Pro Forma Condensed Consolidated Statement of Income) for the Company and AudioEase for the year ended March 31, 1996.

- ---------------------
*Filed herewith.

                         AMX CORPORATION
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMX Corporation

Date: August 14, 1996          By:      /s/ David E. Chisum
                                  ------------------------------------
                                        David E. Chisum
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)