Form 10-K/A
period 1996-03-31
AMX CORP
filed 1996-08-29
CIK 944248

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                               AMENDMENT NO. 1

    The undersigned registrant hereby amends item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," item 8 -- "Financial Statements and Supplementary Data" and item 14 -- "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" as set forth in the pages attached hereto.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

    A similar commitment is the Company's investment in PHAST Corporation in August 1995. This new subsidiary is currently designing and will produce and distribute control systems and products for home automation. In fiscal 1996, the Company invested $445,000 in the engineering development of PHAST's products. The Company believes that the residential market for its products is significant, and the development of home automation control systems and products will help increase the Company's penetration of the residential market.

    Although management believes that significant investments such as these are appropriate, such investments can and have had a negative impact on the Company's results of operations, as such amounts are expensed before they generate any significant revenues.

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

    The Company's inventory grew $941,000 during the 1996 fiscal year. This growth was primarily due to demand caused by the increase in sales. However, even though sales for the fiscal year increased, the increase in sales in the last quarter of 1996 was not as much as was anticipated, which resulted in inventory at year end being slightly higher than expected. As a result, inventory turnover decreased from 6.45 times a year in fiscal 1995 to 5.16 times a year in fiscal 1996.

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

NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption on its financial statements will be material.

    The Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board in October 1995. The Company is not required to adopt the provisions of SFAS No. 123 until fiscal year 1997. Under SFAS 123, companies are allowed to continue to apply the provisions of APB Opinion No. 25 to their stock-based compensation arrangements. As such, the Company will only be required to supplement its financial statements with additional disclosures in fiscal year 1997.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) Financial Statements.

        The financial statements and supplementary data filed as a part of this Annual Report on Form 10-K/A are listed in the "Index to Consolidated Financial Statements, Supplemental Financial Information, and Financial Statement Schedule" on page F-1 hereof.

        (2) Financial Statement Schedule.

        The financial statement schedule filed as part of this Annual Report on Form 10-K/A is listed in the "Index to Consolidated Financial
    Statements, Supplemental Financial Information, and Financial Statement Schedule" on page F-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (3) Exhibits.

        The following exhibits are filed as a part of this Annual Report on Form 10-K/A.

   ***2.1  Agreement of Merger and Plan of Reorganization dated as of May 16, 1996, among
            Registrant, AMX Acquisition Corporation, SPS International, Inc. (now known as
            AudioEase, Inc.), John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell
            and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason.
     *3.1  Amended and Restated Articles of Incorporation of the Registrant.
    **3.2  Amended and Restated Bylaws of the Registrant, as amended.
    **4.1  Specimen Certificate for Common Stock of Registrant.
    **4.2  Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe
            Hardt and Billie I. Williamson.
    **4.3  First Amendment dated September 12, 1995 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt, and Billie I. Williamson.
    ++4.4  Registration Rights Agreement dated as of May 16, 1996, by and among Registrant,
            John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T.
            Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason.
   **10.1  AMX Corporation 1993 Stock Option Plan, accompanied by forms of Incentive Stock
            Option and Non-qualified Stock Option Agreements.
   **10.2  AMX Corporation 1995 Stock Option Plan, accompanied by form of Stock Option
            Agreement and form of Exercise Notice.
   **10.3  1995 Director Stock Option Plan, accompanied by form of Director Stock Option
            Agreement and form of Exercise Notice.
   **10.4  1996 Employee Stock Purchase Plan, accompanied by forms of Enrollment/Change Form,
            Section 16b Participation Form and Stock Purchase Agreement.
   **10.5  Commercial Lease Agreement dated January 2, 1992 between Registrant and New
            England Mutual Life Insurance Company, as amended.
   **10.6  Employment Agreement dated March 30, 1995 between Registrant and Scott D. Miller.
   **10.7  Employment Agreement dated March 30, 1995 between Registrant and Joe Hardt.
   **10.8  Employment Agreement dated March 30, 1995 between Registrant and Peter D. York.
   **10.9  Employment Agreement dated March 30, 1995 between Registrant and Billie I.
            Williamson.

  **10.10  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Scott D. Miller.
  **10.11  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Joe Hardt.
  **10.12  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Peter D. York.
  **10.13  First Amendment dated September 12, 1995 to Employment Agreement dated March 30,
            1995 between Registrant and Billie I. Williamson.
  **10.14  Promissory Note dated June 15, 1995, from Peter D. York to Registrant in the original principal amount of $77,298.
  **10.15  Promissory Note dated May 1, 1995, from Joe Hardt to Registrant in the original principal amount of $44,500.
  **10.16  Promissory Note dated August 15, 1995, from Billie I. Williamson to Registrant in the original principal amount of $52,250.
   ++11.1  Computation of Earnings per Share.
    +23.1  Consent of Independent Auditors.
   ++27.1  Financial Data Schedule.

- ------------------------
  + Filed herewith.

 ++ Previously filed with and incorporated by reference from the exhibit of the same number in the Company's Annual Report on Form 10-K filed June 27, 1996, file no. 0-26924.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMX CORPORATION

                                          By:           /s/  JOE HARDT
                                             -----------------------------------
                                                    Joe Hardt, President
                                                       August 29, 1996

                                AMX CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                     SUPPLEMENTAL FINANCIAL INFORMATION, AND
                           FINANCIAL STATEMENT SCHEDULE



                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Auditors............................................................................        F-2
Consolidated Balance Sheets at March 31, 1995 and 1996....................................................        F-3
Consolidated Statements of Income for the years ended March 31, 1994, 1995 and 1996.......................        F-5
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended March 31, 1994, 1995 and
 1996.....................................................................................................        F-6
Consolidated Statements of Cash Flows for the years ended March 31, 1994, 1995 and 1996...................        F-7
Notes to Consolidated Financial Statements................................................................        F-8
Supplemental Financial Information........................................................................       F-17
Financial Statement Schedule
  Schedule II -- Valuation and Qualifying Accounts........................................................       F-18

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
AMX Corporation

    We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule referred to in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP

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

                            See accompanying notes.

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                             MARCH 31,
                                                                                       1995             1996
                                                                                  ---------------  --------------
Current liabilities:
  Accounts payable..............................................................  $       934,954  $    1,472,563
  Accrued compensation..........................................................        1,133,787         834,580
  Accrued sales commissions.....................................................          309,700         386,861
  Accrued dealer incentive......................................................           12,000         298,428
  Reserve for litigation........................................................          100,000         200,000
  Other accrued expenses........................................................          268,969         271,021
  Current portion of long-term debt (NOTE 5)....................................          314,758        --
  Income taxes payable..........................................................        --                350,172
                                                                                  ---------------  --------------
Total current liabilities.......................................................        3,074,168       3,813,625
Long-term debt, less current portion (NOTES 5 AND 10)...........................        7,019,633          54,489
Deferred income tax (NOTE 8)....................................................        --                 69,238
Commitments and contingencies (NOTE 7)
Minority interest in subsidiary.................................................        --                    490
Series A Redeemable Preferred Stock, (net of discount), $100 par value (NOTES 10
 AND 12):
  Authorized shares -- 120,000 for 1995
  Issued and outstanding shares -- 120,000 for 1995.............................        9,474,000        --
Common stock subject to redemption (NOTE 10)....................................        2,676,000        --
Shareholders' equity (deficit) (NOTES 10 AND 11):
  Common Stock, $.01 par value:
    Authorized shares -- 10,000,000 for 1995 and 40,000,000 for 1996
    Issued shares -- 8,071,120 for 1995 and 7,552,120 for 1996..................           80,711          75,521
  Additional paid-in capital....................................................        2,678,203         131,498
  Retained earnings.............................................................        8,390,481      10,507,477
  Less value of common stock subject to redemption..............................       (2,676,000)       --
  Less common treasury stock (3,240,000 shares).................................      (20,400,000)       --
                                                                                  ---------------  --------------
Total shareholders' equity (deficit)............................................      (11,926,605)     10,714,496
                                                                                  ---------------  --------------
Total liabilities and shareholders' equity (deficit)............................  $    10,317,196  $   14,652,338
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

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
                                                                   ---------
                                                                   $ 382,437
                                                                   ---------
                                                                   ---------


    In August of 1994, a dealer instituted a lawsuit against the Company for, among other claims, fraud, violation of the Oklahoma Deceptive Trade Practices Act and breach of contract. The suit, which is currently in the federal district court for the Western District of Oklahoma, was brought for actual and punitive damages. The dealer is claiming actual damages "in excess of $10,000" and punitive damages of $20,000,000. The Company has reserved $200,000 with respect to this claim. While the ultimate outcome of such litigation is uncertain, the Company believes that the ultimate outcome thereof will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

    In addition, the Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position.

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                AMX CORPORATION
                                 MARCH 31, 1996

              COL. A                    COL. B                    COL. C                     COL. D          COL. E
- -----------------------------------  ------------   -----------------------------------   -------------   -------------
                                                                 ADDITIONS
                                                    -----------------------------------
                                      BALANCE AT                       CHARGED TO OTHER
                                     BEGINNING OF   CHARGED TO COSTS     ACCOUNTS --      DEDUCTIONS --    BALANCE AT
            DESCRIPTION                 PERIOD        AND EXPENSES         DESCRIBE         DESCRIBE      END OF PERIOD
- -----------------------------------  ------------   ----------------   ----------------   -------------   -------------
Year Ended March 31, 1994:
Deducted from assets
  Allowance for Doubtful
   Accounts........................    $ 73,550         $ 68,470                             $27,020(1)     $115,000
  Reserve for Obsolescence.........          --           51,500                                  --          51,500
                                     ------------   ----------------                      -------------   -------------
    Total..........................    $ 73,550         $119,970                             $27,020        $166,500
                                     ------------   ----------------                      -------------   -------------
                                     ------------   ----------------                      -------------   -------------
Year Ended March 31, 1995:
Deducted from assets
  Allowance for Doubtful
   Accounts........................    $115,000         $ 10,577                             $10,577(1)     $115,000
  Reserve for Obsolescence.........      51,500           20,500                                  --          72,000
                                     ------------   ----------------                      -------------   -------------
    Total..........................    $166,500         $ 31,077                             $10,577        $187,000
                                     ------------   ----------------                      -------------   -------------
                                     ------------   ----------------                      -------------   -------------
Year Ended March 31, 1996:
Deducted from assets
  Allowance for Doubtful
   Accounts........................    $115,000         $ 27,100                             $17,100(1)     $125,000
  Reserve for Obsolescence.........      72,000           36,000                               9,000(2)       99,000
                                     ------------   ----------------                      -------------   -------------
    Total..........................    $187,000         $ 63,100                             $26,100        $224,000
                                     ------------   ----------------                      -------------   -------------
                                     ------------   ----------------                      -------------   -------------

- ------------------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Inventory written off.