Form 10-Q
period 1996-09-30
AMX CORP
filed 1996-11-13
CIK 944248

                        Securities and Exchange Commission
                             Washington, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
              For the Quarterly Period Ended September 30, 1996

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from ______ to ________

                         Commission File Number  0-26924



                                AMX CORPORATION
             (Exact name of registrant as specified in its charter)



                  TEXAS                                  75-1815822
        (State of Incorporation)                      (I.R.S. Employer
         11995 FORESTGATE DRIVE                      Identification No.)
              DALLAS, TEXAS
(Address of principal executive offices)                    75243
                                                          (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214)  644-3048

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]


    COMMON STOCK, $0.01 PAR VALUE                   7,798,548
        (Title of Each Class)            (Number of Shares Outstanding at
                                                October 31, 1996)

                              AMX CORPORATION
                                 FORM 10-Q
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                   INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets at September 30,
         1996 and March 31, 1996                                 2

         Consolidated Statements of Income for the
         Three Months Ended and Six Months Ended
         September 30, 1996 and 1995                             4

         Consolidated Statements of Cash Flows for the
         Six Months ended September 30, 1996 and 1995            5

         Notes to Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      14

Item 6.  Reports on Form 8-K and Exhibits                       14

         SIGNATURES                                             15

                                 AMX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (In thousands)

                                    September 30, 1996     March 31, 1996
                                    ------------------     --------------

                                     ASSETS

Current assets:
   Cash and cash equivalents             $  4,911            $  4,859
   Receivables - trade and other;
    less allowance for doubtful
    accounts of $91 at
    September 30, 1996 and $125
    at March 31, 1996                       5,075               4,260
   Inventories                              3,752               2,866
   Prepaid expenses                           231                 175
   Deferred income tax                        218                 218
   Income taxes recoverable                    --                  --
                                         --------            --------

Total current assets                       14,187              12,378

Property and equipment, at cost, net        2,504               1,613

Capitalized software                          204                 123

Goodwill, net                                 206                 177

Deposits and other                          1,253                 361
                                         --------            --------


Total assets                             $ 18,354            $ 14,652
                                         --------            --------
                                         --------            --------

                           AMX CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
        (In thousands, except for share and per share amounts)

                                          September 30, 1996   March 31, 1996
                                          ------------------   --------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                   $ 2,160          $ 1,473
  Accrued compensation                                   881              835
  Accrued sales commissions                              525              387
  Other accrued expenses                                 641              769
  Current portion of long-term debt                        6               -
  Notes payable                                          134               -
  Income taxes payable                                   319              350
                                                     -------          -------

Total current liabilities                              4,666            3,814

Long-term debt, less current portion                     118               54

Deferred tax liability                                    69               69

Contingencies                                             -                -

Minority interest in subsidiary                          715                1

Shareholders' equity:
  Common stock, $.01 par value:
   Authorized shares - 40,000,000
   Issued shares - 7,798,548 at September 30, 1996
    and 7,552,120 at March 31, 1996                       78               76
   Additional paid-in capital                          1,784              131
   Retained earnings                                  10,971           10,507
   Less common treasury stock of 5,208
    shares                                               (47)              -
                                                     -------          -------
Total shareholders' equity                            12,786           10,714
                                                     -------          -------

Total liabilities and shareholders'
 equity                                              $18,354          $14,652
                                                     -------          -------
                                                     -------          -------

See accompanying notes

                              AMX CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
        (In thousands, except for share and per share amounts)

                                                  Three Months Ended            Six Months Ended
                                                      September 30,               September 30,
                                                ---------------------    -----------------------
                                                  1996        1995         1996          1995
                                                ---------    ---------    ---------    ---------


System sales                                    $   9,953    $   8,310    $  17,579    $  14,692
OEM and custom product sales                          777          565        1,363          938
                                                ---------    ---------    ---------    ---------
   Net sales                                       10,730        8,875       18,942       15,630

Cost of sales                                       3,914        3,312        7,332        5,905
                                                ---------    ---------    ---------    ---------

Gross profit                                        6,816        5,563       11,610        9,725
                                                ---------    ---------    ---------    ---------

Selling and marketing expenses                      3,631        2,591        6,943        5,320
General and administrative expenses                 1,116          729        1,808        1,275
Acquired research and development                     -            -          1,230          -
Research and development expenses                     586          280        1,339          494
                                                ---------    ---------    ---------    ---------

Total Operating Expenses                            5,333        3,600       11,320        7,089
                                                ---------    ---------    ---------    ---------

Operating income                                    1,483        1,963          290        2,636
Interest expense                                       (2)         194            4          423
Other income                                           68           42          141           78
                                                ---------    ---------    ---------    ---------

Income before income taxes                          1,553        1,811          427        2,291
Income tax provision                                  782          656          201          830

Minority interest                                    (235)         -           (235)          -
                                                ---------    ---------    ---------    ---------

Net income                                      $   1,006        1,155    $     461        1,461
                                                ---------                 ---------
                                                ---------                 ---------

Preferred stock dividends, including accretion                     308                       616
                                                             ---------                 ---------
Net income applicable to
   common shareholders                                       $     847                 $     845
                                                             ---------                 ---------
                                                             ---------                 ---------
Earnings per common share                       $    0.12    $    0.15    $    0.06    $    0.15
                                                ---------    ---------    ---------    ---------
                                                ---------    ---------    ---------    ---------
Common and common equivalent
   shares outstanding                           8,277,994    5,434,322    8,266,203    5,720,753
                                                ---------    ---------    ---------    ---------
                                                ---------    ---------    ---------    ---------

See accompanying notes

                                AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                  Six Months Ended September 30,
                                                         1996        1995
                                                       -------     -------

OPERATING ACTIVITIES
Net income                                             $   461     $ 1,461
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            413         352
  Acquired research and development                        980         -
  Provision for losses on receivables                      (34)        131
  Provision for inventory obsolescence                     (12)         18
  Loss on sale of property and equipment                   -             2
  Changes in operating assets and liabilities:
   Receivables                                            (447)       (862)
   Inventories                                            (286)        151
   Prepaid expenses                                         21         (39)
   Other current assets                                    -          (125)
   Accounts payable                                        135          (3)
   Accrued expenses                                        (27)       (168)
   Income taxes recoverable/payable                        (56)        432
                                                       -------     -------
Net cash provided by operating activities                1,148       1,350

INVESTING ACTIVITIES
Purchases of property and equipment                     (1,114)       (462)
Proceeds from sale of property and equipment               -             9
Investment in capitalized software                         (81)        (28)
Payment to former owner of AudioEase                      (180)        -
Minority interest in PHAST                                 714           1
Increase in other assets                                  (502)         (3)
                                                       -------     -------
Net cash used in investing activities                   (1,163)       (483)

FINANCING ACTIVITIES
Sale of stock                                               26         -
Exercise of stock options                                   86          54
Purchase of treasury stock                                 (47)        -
Disqualifying disposition of stock options                  44         -
Proceeds from long-term debt                               125       3,816
Repayments of long-term debt                              (170)     (3,795)
                                                       -------     -------
Net cash provided by financing activities                   64          75
Effect of exchange rate changes on cash                      3          (9)
                                                       -------     -------
Net increase in cash and cash equivalents                   52         933
Cash and cash equivalents at beginning of period         4,859       2,540
                                                       -------     -------
Cash and cash equivalents at end of period             $ 4,911     $ 3,473
                                                       -------     -------
                                                       -------     -------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of AMX common stock in connection with
  AudioEase acquisition                              $ 1,500     $   -
                                                     -------     -------
                                                     -------     -------

See accompanying notes.

                                AMX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, are unaudited (except for the March 31, 1996 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997.

2.  Asset Acquisition

In March 1996, the Company signed a letter of intent to acquire 100% of the outstanding stock of SPS International, Inc., dba AudioEase. AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems, whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed in May 1996 at a purchase price of $1.5 million paid in 181,818 shares of AMX Corporation common stock. The acquisition was accounted for as a purchase. Of the total purchase price, $980,000 was allocated to acquired research and development, and therefore immediately expensed.

3.  Earnings Per Share

Subsequent to March 31, 1996, earnings per share is based on the weighted average number of common and common equivalent shares outstanding including the dilutive effect, if any, of options and warrants.

For periods prior to April 1, 1996, earnings per common share is based on net income after preferred stock dividend requirements (which began April 1, 1995), accretion of discount on the preferred stock (which also began April 1, 1995) and the one-time write-off of the remaining discount on the preferred stock which occurred when the preferred stock was redeemed. The net income applicable to common shareholders is divided by the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents (using the treasury stock method for all periods presented). Fully diluted earnings per common share is not materially different.

The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings per share for the first six months of fiscal 1996 pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. SAB No. 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of the initial public offering in its calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented prior to the initial public offering.

4.  Inventories

The components of inventories are as follow:

                             September 30, 1996    March 31, 1996
                             ------------------    --------------

Raw materials                    $1,168,825          $1,705,108
Work in progress                    544,414             229,566
Finished goods                    2,091,821           1,030,061
Less reserve for obsolescence       (53,196)            (99,000)
                                 ----------          -----------

                                 $3,751,864          $2,865,735
                                 ----------          -----------
                                 ----------          -----------

5.  Contingencies

The Company is involved in a lawsuit which was filed on August 19, 1994, pending in federal district court for the Western District of Oklahoma with Ford Audio-Video Systems, Inc. ("FAV"). FAV is a privately held company located in Oklahoma. FAV claims actual damages "in excess of $10,000" and punitive damages of $20,000,000. FAV asserts that it orally contracted with the Company to manufacture a control panel and that the Company wrongfully sold the panel to others. After various hearings and motions in which various claims by FAV were dismissed by the court or dropped by FAV, claims for fraud and misappropriation of trade secrets remain.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1996 Annual Report to Shareholders. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.


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

          While annual growth rates of the Company's net sales have ranged from 17% up to as high as 42% since 1991, the Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors, including the volume and timing of orders received during the period, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; research and development expenses related to the development of new products; the Company's reliance upon dealers and distributors; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company generally experiences higher selling and marketing expenses during the first fiscal quarter of each year due to costs associated with the Company's largest trade show (occurring in June) and experiences higher sales in the education market during the second fiscal quarter of each year due to the buying cycles of educational institutions.

          The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,000 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 20 exclusive distributors serving 22 countries and 37 dealers serving an additional 19 countries to distribute its products.

          OEM and custom product sales have been made only to a few customers and have generally been large and sporadic transactions. During fiscal 1994, 1995, 1996 and six months in 1997, 71%, 45%, 56% and 37%, respectively, of the Company's OEM and custom product sales have been with one customer whose orders have fluctuated significantly based on their own sales volumes. While the Company's OEM customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. Also, OEM customers can redesign their products without the AMX equipment in them which could result in reduced or eliminated sales to such customers. One of the Company's strategies for growth is to increase OEM and custom product sales to large customers that typically carry lower gross margins, but also have lower selling expenses.

          The Company's U. S. dealers pursue a wide variety of projects that can range from small conference rooms or boardrooms to very large projects in a university, government facility, amusement park, or corporate training facility. The Company's international distributors tend to order in large quantities to take advantage of volume discounts the Company offers and to economize on shipping costs. These international orders are not received at the same time each year. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components, and undertake its development, selling and marketing activities, and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's results of operations because the Company generally does not plan to adjust expenditure levels in response to fluctuations in quarterly revenues.

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

          The Company's selling and marketing expenses category also includes customer service, technical support and engineering. The engineering department of the Company is involved in both research and development as well as customer support and service. Additionally, the Company has created sales support teams, focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

          The Company intends to continue to commit resources to develop new software for specific vertical markets to expand system sales and build for the future. An example of this is the Synergy Electronic Classroom System ("Synergy"). In fiscal 1994, the Company invested $1,040,000 in engineering development, marketing, and sales efforts to develop the Synergy Windows-Registered Trademark--based software and introduce it to the education market. The Company continues to invest money each year in Synergy to continue the development and enhancement of the product and the Company's position in the marketplace. Sales of Synergy are increasing, and the Company expects the education market to be an opportunity for future growth. A similar commitment was the Company's investment in PHAST Corporation in August 1995. This new subsidiary is currently designing and will produce and distribute control systems and products for home automation. Although management believes that significant investments such as these are appropriate, such investments can and have had a negative impact on the Company's results of operations.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

          NET SALES for the second quarter were $10.7 million, up 21% over the net sales in the second quarter of the prior year of $8.9 million. SYSTEM SALES were $9.9 million, up 20% from the previous year and OEM AND CUSTOM PRODUCT SALES were $.8 million, up 31% from the previous year. The increase in sales reflected growth in all product markets and sales regions for the company. Residential sales increased 163% as a result of the purchase of AudioEase in May, while international sales increased 15% and Synergy sales increased 32%.

          COST OF SALES consists of material, labor, and manufacturing overhead, and was $3.9 million or 36.5% of net sales for the second quarter of 1996, as compared to 37.3% of net sales in the comparable period of the prior year. The Company maintained its historical cost of sales percentage because of purchase variances during the quarter which offset the inclusion of AudioEase and the increase in OEM sales , both of which have historically experienced higher percentage cost of sales.

          SELLING AND MARKETING EXPENSES increased from $2.6 million, or 29.2% of net sales for the second quarter last year to $3.6 million or 33.8% of sales for the second quarter this year. Both the increase in dollars and the percentage increase were driven by the addition of AudioEase and the emergence of PHAST. AudioEase was acquired in May of 1996, and therefore not included in last year's quarter. PHAST which began operations during the second quarter last year, initiated its sales and marketing efforts during the second quarter of this year. Both companies participated in the residential market's largest trade show during the quarter, thus incurring slightly higher than normal quarterly expenses. These companies accounted for $496,834 of the total increase of $1,050,362 for the quarter.

          GENERAL AND ADMINISTRATIVE EXPENSES were $1.1 million during the second quarter of 1996 compared to $.7 million for the second quarter last year. As a percentage of sales, expenses increased from 8.2% to 10.4%. The increase was a result of the addition of AudioEase and the cost of governmental compliance which was not incurred last year.

          RESEARCH AND DEVELOPMENT EXPENSES were $585,372 in the second quarter of 1996 compared to $280,029 last year. This represents 5.5% of net sales for the current year compared to 3.2% last year. The increase in spending is a result of the emergence PHAST, which was formed and had just begun operation during the second quarter last year, and a result of AMX's commitment to the development of new products to maintain its competitive position.

          INTEREST EXPENSE decreased from $194,338 in the second quarter last year to zero in the second quarter this year which reflects the repayment in November of 1995 of the subordinated debentures and the bank term note with the proceeds from the Company's initial public offering.

          The Company's EFFECTIVE TAX RATE was 50.4% in the second quarter of this year compared to 36.2% in the second quarter last year. The effective tax rate has been impacted adversely due to the fact that the losses incurred by PHAST cannot be included in the Company's consolidated tax return. The PHAST losses will be carried forward against any future profits of PHAST before any tax expense will be incurred by this subsidiary.


SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

          NET SALES were $18.9 million for the six months ended September 30, 1996, up 21.2% over the comparable period in the prior year. SYSTEM SALES were $17.6 million and OEM AND CUSTOM PRODUCT SALES were $1.4 million respectively for the six months ended September 30, 1996, up 19.7% and 45.3% respectively from the comparable period of the prior year. The increase in sales reflected growth in all product markets and sales regions for the Company. Residential sales increased 204%, primarily due to the inclusion of AudioEase this year, Synergy sales increased 23%, and international sales increased 14%.

          COST OF SALES was $7.3 million or 38.7% of net sales in the six months ended September 30, 1996, as compared to $5.9 million or 37.8% of net sales in the comparable period of the prior year. The slight increase for the six months ended September 30, 1996 is due to the acquisition of AudioEase, which historically has experienced higher cost of sales, and the increase in OEM sales, which likewise, experience higher cost of sales.

          SELLING AND MARKETING EXPENSES increased from $5.3 million, or
34.0% of net sales for the six months ended September 30, 1995 to $6.9 million or 36.7% of sales for the same period of the current year. Expenses increased as a result of the addition of AudioEase and the emergence of PHAST. These two companies accounted for $647,324 of the $1,632,321 in increased costs. The remaining sales and marketing expenses remained consistent as a percentage of net sales.

          GENERAL AND ADMINISTRATIVE EXPENSES were $1.8 million for the six months ending September 30, 1996, up from $1.3 million for the same period last year. This represents an increase from 8.1% of net sales to 9.5% of net sales. Legal expenses associated with the FAV litigation discussed below, governmental compliance costs, and the addition of AudioEase contributed to the increase.

          ACQUIRED RESEARCH AND DEVELOPMENT was $1.2 million for the six months ended September 30, 1996, compared to none for the same period last year. This amount consists of the allocation of costs associated with the acquisitions of AudioEase and Camrobotics, which occurred in May and June respectively.

          RESEARCH AND DEVELOPMENT EXPENSES were $1.3 million for the six months ending September 30, 1996 compared to $.5 million for the same period last year. This represents 7.1% and 3.2% of net sales respectively. The increase is a result of emergence of PHAST, which began operations during the second quarter of last year. This accounted for $.7 million of the increase. Additionally, AMX's increased costs reflect its continued commitment to the development of its WAVE products.

          INTEREST EXPENSE decreased from $423,335 for the six months ended September 30, 1995, to $3,591 in the six months ended September 30, 1996, which reflects the repayment in November of 1995 of the subordinated debentures and the bank term note with the proceeds from the Company's initial public offering.

          The Company's EFFECTIVE TAX RATE was 47.1% for the six months ended September 30, 1996 and 36.2% for the same period last year. The effective tax rate has been impacted adversely due to the fact that the losses incurred by PHAST cannot be included in the Company's consolidated tax return. The PHAST losses will be carried forward against any future profits of PHAST before any tax expense will be incurred by this subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

          For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In the six months ended September 30, 1996, the Company provided $1.1 million of cash flow from operations. Investing activities used $1.2 million of cash, primarily for the purchase of $1.1 million of property and equipment comprised principally of computers, a telephone system, a trade show booth, and engineering development and testing equipment.

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

          Additionally, the Company has a revolving loan agreement for $5.0 million which expires on March 1, 1997, and provides for interest at the bank's contract rate which is expected to approximate prime. At September 30, 1996, no amounts were outstanding under the revolving loan agreement.

          The Company expects to spend approximately $1.4 million for capital expenditures in fiscal 1997. In August of 1995, the Company committed $1.12 million to its newly formed, majority-owned subsidiary, PHAST Corporation, for the development of home automation hardware and software products. As of September 30, 1996 the entire amount of this commitment had been funded to PHAST. In August of 1996, PHAST received a commitment from Scott Miller, Chairman of the Company, acting in his individual capacity, for an
additional $1.5 million to continue funding its development.   The Company
expects that
additional financing will be required for PHAST in the quarter ending March 31, 1997. Financing sources outside the Company will be considered to provide this round of financing.

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

          In June 1996, the Company acquired 100% of the assets of Camrobotics, Inc. a designer and developer of pan and tilt cameras for a purchase price of $250,000. Payment was made with $125,000 in cash and the delivery of a $125,000 note payable due in February 1997. The majority of the purchase price was allocated to in-process research and development projects. In accordance with generally accepted accounting principles, the purchase price allocated to in-process research and development projects was expensed in a one-time charge to the Company's consolidated earnings as of the date of the consummation of the combination

          The Company believes that cash flow from operations, the Company's existing cash resources and funds available under its revolving loan facility will be adequate to fund its working capital and capital expenditure requirements for at least the next 12 months. An important element of the Company's business strategy has been, and continues to be, the acquisition of similar businesses and complementary products and technology and the integration of such businesses and products and technology into the Company's existing operations. Such future acquisitions, if they occur, may require that the Company seek additional funds.


CONTINGENCIES

          The Company is involved in a lawsuit which was filed on August 19, 1994, pending in federal district court for the Western District of Oklahoma with Ford Audio-Video Systems, Inc. ("FAV"). FAV is a privately held company located in Oklahoma. FAV claims actual damages "in excess of $10,000" and punitive damages of $20,000,000. FAV asserts that it orally contracted with the Company to manufacture a control panel and that the Company wrongfully sold the panel to others. After various hearings and motions in which various claims by FAV were dismissed by the court or dropped by FAV, claims for fraud and misappropriation of trade secrets remain.

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

                                AMX CORPORATION
                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

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

          3.3         Amendment to Amended and Restated Bylaws of the Company.
                      (Incorporated by reference from Exhibit 3.5 in the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

          4.1 Specimen certificate for the Common Stock of the Company (Incorporated by reference from Exhibit 4.1 in the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

        +27.1         Financial Data Schedule.

b.       Reports on Form 8-K

         Current report on Form 8-K dated as of September 5, 1996 and filed September 5, 1996 regarding the financing for PHAST Corporation and the resignation of S. Wayne Bazzle as a member of the Company's board of directors.

-----------------------------

+ Filed herewith.

                                AMX CORPORATION
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMX Corporation



Date: November 12, 1996             By: /s/ DAVID E. CHISUM
                                       ----------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)