Form 10-Q
period 1996-12-31
AMX CORP
filed 1997-02-11
CIK 944248

                      Securities and Exchange Commission
                           Washington, D.C.  20549


                                   FORM 10-Q


   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the Quarterly Period Ended December 31, 1996

                                      or

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the transition period from ______ to ________

                        Commission File Number  0-26924



                                AMX CORPORATION
             (Exact name of registrant as specified in its charter)


                TEXAS                                    75-1815822
      (State of Incorporation)             (I.R.S. Employer Identification No.)

       11995 FORESTGATE DRIVE
           DALLAS, TEXAS                                    75243
(Address of principal executive offices)                 (Zip Code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972)  644-3048

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]


COMMON STOCK, $0.01 PAR VALUE                       7,823,548
   (Title of Each Class)      (Number of Shares Outstanding at January 31, 1997)

                                AMX CORPORATION
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                     INDEX

                                                                              PAGE
                                                                             NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets at December 31, 1996 and March 31, 1996   3

         Consolidated Statements of Income for the Three and Nine Months
          Ended December 31, 1996 and 1995                                     5

         Consolidated Statements of Cash Flows for the Nine Months ended
         December 31, 1996 and 1995                                            6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

         SIGNATURES                                                           16

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (In thousands)

                                                        December 31, 1996    March 31, 1996
                                                        -----------------    --------------
                            ASSETS
Current assets:
   Cash and cash equivalents                                 $ 4,348             $ 4,859
   Receivables - trade and other; less allowance
    for doubtful accounts of $75 at December 31,
    1996 and $125 at March 31, 1996                            5,691               4,260
   Inventories                                                 4,546               2,866
   Prepaid expenses                                              334                 175
   Deferred income tax                                           218                 218
                                                             -------             -------
Total current assets                                          15,137              12,378

Property and equipment, at cost, net                           2,585               1,613

Capitalized software                                             376                 123

Goodwill, net                                                    202                 177

Deposits and other                                             1,298                 361
                                                             -------             -------

Total assets                                                 $19,598             $14,652
                                                             -------             -------
                                                             -------             -------

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
             (In thousands, except for share and per share amounts)

                                                        December 31, 1996    March 31, 1996
                                                        -----------------    --------------
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 1,905             $ 1,473
   Accrued compensation                                          847                 835
   Accrued sales commissions                                     571                 387
   Other accrued expenses                                        689                 769
   Notes payable                                                 125                 -
   Income taxes payable                                          852                 350
                                                             -------             -------
Total current liabilities                                      4,989               3,814

Long-term debt, less current portion                             115                  54

Deferred tax liability                                            69                  69

Contingencies                                                                        -

Minority interest in subsidiary                                  516                   1

Shareholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued shares - 7,798,548 at December 31, 1996
      and 7,552,120 at March 31, 1996                             78                  76
   Additional paid-in capital                                  1,784                 131
   Retained earnings                                          12,094              10,507
   Less common treasury stock of 5,208 shares                    (47)                -
                                                             -------             -------
Total shareholders' equity                                    13,909              10,714
                                                             -------             -------

Total liabilities and shareholders' equity                   $19,598             $14,652
                                                             -------             -------
                                                             -------             -------

See accompanying notes

                                AMX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
            (In thousands, except for share and per share amounts)

                                            Three Months Ended            Nine Months Ended
                                               December 31                   December 31
                                        -------------------------     -------------------------
                                           1996           1995           1996           1995
                                        ----------     ----------     ----------     ----------
System sales                            $   10,083     $    7,715     $   27,661     $   22,407
OEM and custom product sales                   921            882          2,284          1,820
                                        ----------     ----------     ----------     ----------
  Net sales                                 11,004          8,597         29,945         24,227

Cost of sales                                4,288          3,336         11,620          9,240
                                        ----------     ----------     ----------     ----------

Gross profit                                 6,716          5,261         18,325         14,987
                                        ----------     ----------     ----------     ----------

Selling and marketing expenses               3,909          2,881         10,851          8,201
General and administrative expenses            899            745          2,707          2,020
Acquired research and development             -              -             1,230           -
Research and development expenses              830            431          2,170            925
                                        ----------     ----------     ----------     ----------

Total operating expenses                     5,638          4,057         16,958         11,146
                                        ----------     ----------     ----------     ----------

Operating income                             1,078          1,204          1,367          3,841
Interest expense                                 8            112             12            535
Other income                                    81            (36)           222             42
                                        ----------     ----------     ----------     ----------

Income before income taxes                   1,151          1,056          1,577          3,348
Income tax provision                           777            428            977          1,259

Minority interest                             (749)          -              (984)          -
                                        ----------     ----------     ----------     ----------

Net income                              $    1,123            628     $    1,584          2,089
                                        ----------                    ----------
                                        ----------                    ----------

Preferred stock dividends,
  including accretion                                         181                           797
Redemption of preferred stock                               2,356                         2,356
Net loss applicable to                                 ----------                    ----------
  common shareholders                                  $   (1,909)                   $   (1,064)
                                                       ----------                    ----------
                                                       ----------                    ----------

Earnings (loss) per common share        $     0.14     $    (0.27)    $     0.19     $    (0.17)
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------
Common and common equivalent
  shares outstanding                     8,218,660      6,951,137      8,248,163      6,130,880
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

See accompanying notes

                                AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                            Nine Months
                                                         Ended December 31,
                                                         1996          1995
                                                       --------      --------
OPERATING ACTIVITIES
Net income                                             $  1,584      $  2,089
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                         735           681
      Acquired research and development                     980             -
      Provision for losses on receivables                   (50)          217
      Provision for inventory obsolescence                  (12)           27
      Loss on sale of property and equipment                  -             2
      Changes in operating assets and liabilities:
         Receivables                                     (1,043)         (982)
         Inventories                                     (1,080)         (101)
         Prepaid expenses                                   (83)          171
         Other current assets                                 -            61
         Accounts payable                                  (119)          283
         Accrued expenses                                    33           (97)
         Income taxes recoverable/payable                   477           403
                                                       --------      --------
Net cash provided by operating activities                 1,422         2,754

INVESTING ACTIVITIES
Purchases of property and equipment                      (1,488)         (589)
Proceeds from sale of property and equipment                                9
Investment in capitalized software                         (253)          (74)
Payment to former owner of AudioEase                       (180)            -
Minority interest in PHAST                                  516             1
Increase in other assets                                   (576)          (58)
                                                       --------      --------
Net cash used in investing activities                    (1,981)         (711)

FINANCING ACTIVITIES
Sale of stock                                                26        19,854
Exercise of stock options                                    86            77
Purchase of treasury stock                                  (47)            -
Disqualifying disposition of stock options                   44             -
Preferred stock dividends                                                (627)
Redemption of preferred stock                                         (12,000)
Proceeds from long-term debt                                125         3,815
Repayments of long-term debt                               (189)      (11,109)
                                                       --------      --------
Net cash provided by financing activities                    45            10
Effect of exchange rate changes on cash                       3           (20)
                                                       --------      --------
Net increase (decrease) in cash and cash equivalents       (511)        2,033
Cash and cash equivalents at beginning of period          4,859         2,540
                                                       --------      --------
Cash and cash equivalents at end of period             $  4,348      $  4,573
                                                       --------      --------
                                                       --------      --------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of AMX common stock in connection with
     AudioEase acquisition                             $  1,500      $      -
                                                       --------      --------
                                                       --------      --------

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

Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997.


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

4.  Inventories

The components of inventories are as follow:

                                     December 31, 1996   March 31, 1996
                                     -----------------   --------------

Raw materials                            $1,356,318        $1,705,108
Work in progress                            587,058           229,566
Finished goods                            2,664,375         1,030,061
Less reserve for obsolescence               (62,196)          (99,000)
                                         ----------        ----------
Total                                    $4,545,555        $2,865,735
                                         ----------        ----------
                                         ----------        ----------

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

        The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,000 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 21 exclusive distributors serving 23 countries and 44 dealers serving an additional 20 countries to distribute its products.

        OEM and custom product sales have been made only to a few customers and have generally been large and sporadic transactions. During fiscal 1994, 1995, 1996 and nine months in 1997, 71%, 45%, 56% and 45%, respectively, of the Company's OEM and custom product sales have been with one customer whose orders have fluctuated significantly based on their own sales volumes. While the Company's OEM customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. Also, OEM customers can redesign their products without the AMX equipment in them which could result in reduced or eliminated sales to such customers. One of the Company's strategies for growth is to increase OEM and custom product sales to large customers that typically carry lower gross margins, but also have lower selling expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

        NET SALES for the third quarter were $11.0 million, up 28% over the net sales in the third quarter of the prior year of $8.6 million. SYSTEM SALES were $10.1 million, up 31% from the previous year and OEM AND CUSTOM PRODUCT SALES were $.9 million, up 4% from the previous year. The increase in sales reflected growth in all product markets and sales regions for the company. Residential sales increased 99% over the same period last year primarily due to the purchase of AudioEase in May, while international sales increased 37% and Synergy sales increased 9% over the same period last year.

        COST OF SALES consists of material, labor, and manufacturing overhead, and was $4.3 million or 39% of net sales for the third quarter of 1996, as compared to 38.8% of net sales in the comparable period of the prior year. The Company maintained its historical cost of sales percentage because of favorable purchasing variances during the quarter which offset the inclusion of AudioEase, which has historically experienced higher percentage cost of sales.

        SELLING AND MARKETING EXPENSES increased from $2.9 million, or 33.5% of net sales for the third quarter last year to $3.9 million or 35.5% of sales for the third quarter this year. Both the increase in dollars and the percentage increase were driven by the addition of AudioEase and the emergence of PHAST. AudioEase was acquired in May of 1996, and therefore not included in last year's quarter. PHAST, which began operations during the second quarter last year, initiated its sales and marketing efforts during the second quarter of this year. These companies accounted for $523,534 the total increase of $1,027,892 for the quarter.

        GENERAL AND ADMINISTRATIVE EXPENSES were $.9 million during the third quarter of 1996 compared to $.7 million for the third quarter last year. As a percentage of sales, expenses decreased from 8.7% to 8.2%.

        RESEARCH AND DEVELOPMENT EXPENSES were $.8 million in the third quarter of 1996 compared to $.4 million last year. This represents 7.5% of net sales for the current year compared to 5.0% last year. The increase in spending is a result of the emergence PHAST, which was formed and had just begun operation during the second quarter last year, and a result of AMX's commitment to the development of new products to maintain its competitive position.

        INTEREST EXPENSE decreased from $111,750 in the third quarter last year to $8,072 in the third quarter this year which reflects the repayment in November of 1995 of the subordinated debentures and the bank term note with the proceeds from the Company's initial public offering.

        The Company's EFFECTIVE TAX RATE was 67.5% in the third quarter of this year compared to 40.5% in the third quarter last year. The effective tax rate has been impacted adversely due to the fact that the losses incurred by PHAST cannot be included in the Company's consolidated tax return. The PHAST losses will be carried forward against any future profits of PHAST
before any tax expense will be incurred by this subsidiary.   At that time,
the company's taxes will be favorably affected.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

        NET SALES were $29.9 million for the nine months ended December 31, 1996, up 24% over the comparable period in the prior year. SYSTEM SALES were $27.6 million and OEM AND CUSTOM PRODUCT SALES were $2.3 million respectively for the nine months ended December 31, 1996, up 23% and 25% respectively from the comparable period of the prior year. The increase in sales reflected growth in all product markets and sales regions for the Company. Residential sales increased 151%, primarily due to the inclusion of AudioEase this year, Synergy sales increased 18%, and international sales increased 22%.

        COST OF SALES was $11.6 million or 38.8% of net sales in the nine months ended December 31, 1996, as compared to $9.2 million or 38.1% of net sales in the comparable period of the prior year. The slight increase for the nine months ended December 31, 1996 is due to the acquisition of AudioEase, which experiences higher cost of sales than the company has historically experienced.

        SELLING AND MARKETING EXPENSES increased from $8.2 million, or 33.9% of net sales for the nine months ended December 31, 1995 to $10.9 million or 36.2% of sales for the same period of the current year. Expenses increased as a result of the addition of AudioEase and the emergence of PHAST. These two companies accounted for $1.2 million of the $2.6 million in increased costs. The remaining sales and marketing expenses remained consistent as a percentage of net sales.

        GENERAL AND ADMINISTRATIVE EXPENSES were $2.7 million for the nine months ending December 31, 1996, up from $2.0 million for the same period last year. This represents an increase from 8.3% of net sales to 9.0% of net sales. Legal expenses associated with the FAV litigation discussed below, governmental compliance costs, and the addition of AudioEase contributed to the increase.

        ACQUIRED RESEARCH AND DEVELOPMENT was $1.2 million for the nine months ended December 31, 1996, compared to none for the same period last year. This amount consists of the allocation of costs associated with the acquisitions of AudioEase and Camrobotics, which occurred in May and June respectively.

        RESEARCH AND DEVELOPMENT EXPENSES were $2.2 million for the nine months ending December 31, 1996 compared to $.9 million for the same period last year. This represents 7.2% and 3.8% of net sales respectively. The increase is a result of emergence of PHAST, which began operations during the second quarter of last year. This accounted for $.7 million of the increase.
 Additionally, AMX's increased costs reflect its continued commitment to the development of its WAVE products.

        INTEREST EXPENSE decreased from $535,085 for the nine months ended December 31, 1995, to $11,663 in the nine months ended December 31, 1996, which reflects the repayment in November of 1995 of the subordinated debentures and the bank term note with the proceeds from the Company's initial public offering.

        The Company's EFFECTIVE TAX RATE was 62.0% for the nine months ended December 31, 1996 and 37.6% for the same period last year. The effective tax rate has been impacted adversely due to the fact that the losses incurred by PHAST cannot be included in the Company's consolidated tax return. The PHAST losses will be carried forward against any future profits of PHAST before any
tax expense will be incurred by this subsidiary.   At that time the company's
tax rate will be favorably affected. The effective tax rate has also been impacted adversely by the acquired research and development expenses which can not be deducted for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

        For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In the nine months ended December 31, 1996, the Company provided $1.4 million of cash flow from operations. Investing activities used $2.0 million of cash, primarily for the purchase of $1.5 million of property and equipment comprised principally of computers, a telephone system, a trade show booth, and engineering development and testing equipment.

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

        Additionally, the Company has a revolving loan agreement for $5.0 million which expires on March 31, 1997, and provides for interest at the bank's contract rate which is expected to approximate prime. At December 31, 1996, no amounts were outstanding under the revolving loan agreement.

        The Company expects to spend approximately $1.5 million for capital expenditures in fiscal 1997. In August of 1995, the Company committed $1.12 million to its newly formed, majority-owned subsidiary, PHAST Corporation, for the development of home automation hardware and software products. By August 31, 1996 the entire amount of this commitment had been funded to PHAST. In August of 1996, PHAST received a commitment from Scott Miller, Chairman of the Company, acting in his individual capacity, for an
additional $1.5 million to continue funding its development.   This
commitment has been fully funded as of December 31, 1996. In December 1996, the Company committed to fund an additional $1.5 million to PHAST. As of December 31, 1996, $400,000 of this commitment had been advanced to PHAST. It is expected that this commitment will be fully funded by March 31, 1997.

    After March 31, 1997, it is expected that PHAST will require additional financing before it can generate its own working capital from its operations. There is no assurance that PHAST will be able to generate its working capital or attain profits. Results of operations and cash flow in the future will be influenced by numerous factors, including, among others, market acceptance of the products, technological advances and the ability of PHAST to implement its plans. The Company is considering various alternative methods of financing, including another commitment of its own funds, for continuing PHAST's development.

The Company's resources are limited as described above, and there can be no assurance that additional capital will be available on acceptable terms from sources other than the Company.

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

         None










---------------------
+ Filed herewith.

                                AMX CORPORATION
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMX Corporation



Date:  February 11, 1997               By:  /s/ David E. Chisum
                                          ----------------------------------
                                            David E. Chisum
                                            Chief Financial Officer (Duly
                                            Authorized Officer and Principal
                                            Financial Officer)