Form 10-Q/A
period 1996-09-30
AMX CORP
filed 1997-02-25
CIK 944248

                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-Q/A


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


                                AMENDMENT NO. 1

The undersigned registrant hereby files this Amendment No. 1 for the purpose of adding a response to Item 4 - Submission of Matters to a Vote of Security Holders.

                                AMX CORPORATION
                                  FORM 10-Q/A
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1996 Annual Meeting of Shareholders of AMX Corporation was held on August 16, 1996 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

         1. Election of Directors.

                                                SHARES WITHHELD
                                                  FROM VOTING         BROKER
                                     FOR              FOR           NON-VOTES*
                                  ---------     ---------------     ----------
            Scott D. Miller       6,793,131          1,000               -
            Joe Hardt             6,793,331            800               -
            Peter York            6,793,131          1,000               -
            Thomas S. Roberts     6,793,331            800               -
            Harvey B. Cash        6,793,331            800               -
            S. Wayne Bazzle       6,793,331            800               -
            F.H. (Dick) Moeller   6,793,331            800               -

         2. Ratification of Ernst & Young LLP as auditors.

                                                    BROKER
               FOR        AGAINST     ABSTAIN     NON-VOTES*
            ---------     -------     -------     ----------
            6,793,031       600         500            -

            *Broker non-votes occur where a broker holding stock in street name does not vote those votes.

                                AMX CORPORATION
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMX Corporation



Date: February 24, 1997           By: /s/ DAVID E. CHISUM
                                       ----------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)