Form 10-K
period 1997-03-31
AMX CORP
filed 1997-06-27
CIK 944248

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ___________

                                  FORM 10-K

                           FOR ANNUAL AND TRANSITION
                         REPORTS PURSUANT TO SECTIONS
                        13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED MARCH 31, 1997,
                                       OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM  __________ TO _______.
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
                                                       (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of May 31, 1997, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $14,143,833.

    The number of shares of the registrant's Common Stock outstanding as of June 20, 1997 was 7,830,226.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

===============================================================================

                                   PART I

ITEM 1.  BUSINESS.
OVERVIEW

    AMX Corporation, a Texas corporation ("AMX" or the "Company" or the "Registrant"), which was incorporated in March 1982, is a leading designer, developer, manufacturer and marketer of integrated remote control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate as an integrated network electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company maintains a proprietary database of control and communication protocols for over 10,000 different electronic devices containing information gathered and developed by the Company. The architecture of this database, together with the Company's experience in gathering this information, facilitates the integration of new devices as they are introduced. The Company's systems can readily accommodate evolving technologies because the Company's AXCESS software allows systems to be customized and upgraded to control new electronic devices using a broad variety of control formats. Since its incorporation in March 1982, the Company has sold over 25,000 integrated remote control systems.

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

    The Company's system sales are made through dealers and distributors who are supported by a network of independent manufacturers' representatives. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. Internationally, the Company relies on a network of 20 exclusive distributors serving 24 countries and over 51 dealers serving an additional 22 countries to distribute its products. Dealers and distributors can use the AMX software to tailor the Company's control system for each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

COMMERCIAL

     CORPORATE. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, laser disc players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company believes that it is one of the largest providers of integrated control systems to this market and that this market represents a significant opportunity for its products. AMX control systems are used in the facilities of over 70% of the Fortune 500 companies, including Electronic Data Systems ("EDS"), Intel, Enron, AT&T, Sony, American Airlines, Exxon, Coca Cola, and Motorola.

     SPORTS. The Company's systems are currently being used in stadiums and other sports facilities across the United States, including Camden Yards, The Ballpark in Arlington, the Georgia Dome, and the United Center in Chicago. Applications typically include controlling audio and video systems, switchers and routers, and surveillance cameras.

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

EDUCATION

    Consistent with its business strategy of developing software for specific vertical markets, the Company has developed an array of products targeted at schools, colleges, and universities. In this market, the Company provides a media retrieval and distance learning system, as well as audio-visual and multimedia controls for lecture halls and auditoriums. According to a market research firm, there are over 105,000 primary and secondary schools and 8,900 colleges and universities in the United States. The Company's media retrieval systems have been installed in over 220 educational institutions, including the Singapore American School, the University of Notre Dame, the University of Texas at Dallas, the Dallas Independent School District, and the Edina School District of Minnesota located in the Minneapolis metropolitan area. The Company believes that the education market represents a significant market opportunity.

RESIDENTIAL

    The Company interfaces its products with various electronic and programmable equipment that are currently utilized in homes. The Company's products enable individuals to create an integrated home automation system which can control such items as audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment. The Company, through its majority owned subsidiary PHAST, has developed standardized control products designed to increase its penetration of the residential market. Additionally, the Company is now designing, manufacturing and marketing additional products for upscale home systems through its recently acquired subsidiary, AudioEase. The Company believes that the residential market for its products is significant. According to Parks Associates, a market research firm, there are approximately 40,000 new homes constructed in the United States each year having a value greater than one million dollars. Of these homes, Parks Associates estimates that approximately 80% are installing some form of intelligent electronic control system.

BUSINESS STRATEGY

    The Company's strategy is to take advantage of the growth in the markets for its main products by bringing the power and flexibility of remote control technology to a wide variety of settings. Elements of the Company's strategy include:

    - LEVERAGING DISTRIBUTION CHANNELS BY INTRODUCING NEW PRODUCTS, ENTERING INTO STRATEGIC ALLIANCES AND ACQUIRING COMPLEMENTARY PRODUCTS AND TECHNOLOGIES. The Company believes that the AMX brand name and reputation for quality are well established in its primary distribution channels. The Company believes that it can take advantage of this strong reputation by marketing additional products or product applications through its existing distribution channels. The Company regularly evaluates opportunities to acquire complementary products and technologies and enter into strategic alliances, such as the

         Company's acquisition of AudioEase and the recently announced agreement with IBM to utilize its Synergy software as a front end to their ATM products.

    - DEVELOPING NEW SOFTWARE TO TARGET SPECIFIC VERTICAL MARKETS AND TO SIMPLIFY SYSTEM PROGRAMMING IN ORDER TO EXPAND SALES. The Company believes that many of its sales in certain end markets, such as lighting controls for the industrial market, have been made on an accommodation basis, without specific targeting of the application involved or of the end market itself. In contrast, the Company has dedicated substantial engineering resources to the development of proprietary software applications specifically tailored to the requirements of the education market. The Company believes that by investing in the development of software for certain targeted markets for which it does not now offer specific solutions, it can expand its penetration of these markets. In addition, the Company believes that enhanced software investment can increase system sales by simplifying programming requirements for its dealers. For example, the Company began distributing tools to enable dealers to more easily program the Company's systems by employing graphical user interfaces. The Company believes that these enhancements can provide its dealers with simplified customization techniques, reduce programming time, and enhance sales of the Company's products.

    - CONTINUING TO EMPHASIZE CUSTOMER SUPPORT, SERVICE, AND TRAINING IN ORDER TO MAINTAIN AND ENHANCE MARKET SHARE. The Company believes that the support, service and training it provides to its customers are key competitive advantages. The Company provides technical support, on-site repair and support, as needed, and on-line software support to its dealers and end users, as well as extensive training for its dealers and distributors. The Company intends to continue its emphasis in this key area of competitive strength.

    - EXPANDING INTERNATIONAL DISTRIBUTION. The Company currently markets its products outside the United States through a network of international distributors with exclusive rights to sell AMX products. The Company believes that the international market is relatively underpenetrated and that, by expanding its distribution presence overseas, it can expand international sales. In June 1993, the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom. In August 1995 the Company formed its subsidiary AMX Control Systems, Ltd. Pte. in Singapore to provide technical support and training for Asia and the Pacific Rim. The Company also has a representative in Canada.

    - TARGETING THE DEVELOPMENT OF OEM RELATIONSHIPS AND CUSTOM PRODUCT SALES TO LARGE CUSTOMERS. The Company currently manufactures products on a private label basis and designs specific solutions for certain OEMs such as Compression Labs, VTEL, and CBCI Telecom. In addition, the Company designs custom products for large customers such as Blockbuster Music and the Ritz-Carlton hotels. The Company believes that by targeting the further development of similar opportunities, it can increase the universe of applications for and sales of its products.

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

PRODUCT BENEFITS

    The Company believes that its products provide several key benefits that have led to their adoption and use:

EASE OF USE

    The Company's control panels enable users who do not have prior computer or technical training to control a variety of complex and sophisticated electronic devices. For example, the Company's TiltScreen and other touch panels facilitate use of the Company's systems by providing a convenient, intuitive user interface. The Company's systems enable users to efficiently and easily control a number of audio-visual devices with the touch of a finger, facilitating corporate presentations in the board room or the training center.

FLEXIBLE AND SCALABLE ARCHITECTURE

    The software and hardware components of the Company's systems are designed to provide users with the flexibility and scalability to modify and expand their systems as needs change. The Company's software allows the control panels to be easily adapted to control additional products. The Company's hardware has a modular design that enables users to install additional control cards or modules as their systems expand or controlled devices are replaced. The Company's systems are capable of communicating among devices using standard control formats, including relays, IR, serial, RS-232/422/485, Musical Instrument Digital Interface ("MIDI"), audio volume, Society of Motion Picture and Television Engineers ("SMPTE"), as well as others. The Company has developed a proprietary database of control and communication protocols for over 10,000 different electronic devices that contains information gathered and developed by the Company to facilitate efficient system configuration.

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

CENTRAL CONTROLLERS

    Each AMX system is driven by a central controller that employs a 32-bit Motorola 68340 microprocessor. The Company offers four types of controllers depending on system requirements.

 AXCESS CARDFRAME. The AXCESS CardFrame is the Company's primary central controller, which allows the highest degree of functionality and expandability within the AXCESS family. Utilizing plug-in control cards, the AXCESS CardFrame is fully modular in design and can be configured to meet the precise specifications of a particular system. The AXCESS CardFrame system can control virtually any electrical or programmable equipment, regardless of the control format. The AXCESS CardFrame has slots for one or two enhanced master cards (which control system operation), one server card (which manages communication within the AXCESS CardFrame), and 16 control cards (which communicate with the devices being controlled). By linking multiple AXCESS CardFrames, each system can incorporate up to 255 device interfaces and, if necessary, multiple systems can be combined.

 AXCENT. AXCENT is an integrated controller that incorporates the most popular features of the Company's full-sized AXCESS CardFrame but is specifically designed for small to mid-sized control applications (typically installations with 12 or fewer devices). This system offers all the power, programmability, and reliability of the larger AXCESS CardFrame within a smaller enclosure. AXCENT includes eight IR/serial ports, two RS-232 ports, two RS-232/422 ports, 12 relays, and six solid-state input/output ports. The AXCENT system can be expanded by additional CardFrames and AXlink bus devices.

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

MINITILT. The MiniTilt Touch Panel offers the same functionality as the larger TiltScreen. The following two display options are currently available: color LCD (256 color display, 320x240 pixels) and monochrome LCD (black on white display, 320x240 pixels).

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

  WIRELESS TOUCH PANELS

    The Company recently introduced its WAVE (Wireless AXlink Virtual Emulation) technology that allows the Company's touch panels to have interactive, two-way communications with AXCESS systems via a wireless spread spectrum radio frequency connection. The Company believes this technology, by eliminating the need for the AXlink cable and power at the touch panel, offers a significant advantage over previously available technology. The Company further believes that its WAVE technology will make the installation process substantially easier and create sales opportunities in applications previously not available to the Company.

  WIRELESS TRANSMITTERS

RF AND IR TRANSMITTERS. The Company's wireless transmitters feature a microprocessor-based design for responsive, reliable transmission of either RF or IR signals. The TX series of wireless transmitters offers a cost-effective approach to system operation and is available in 16-, 32-, 48-, and 64-button configurations to meet virtually any remote control requirement. The Mini-LCD wireless transmitter incorporates a programmable two-line, 16-character LCD display with 20 pushbuttons. The SoftKey wireless transmitter has a programmable, back-lit LCD display with multiple control screens, ten user-defined function keys, and a rechargeable battery pack.

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

PERSONAL COMPUTERS

PCTOUCH AND PCCOM. The Company's PCTouch Software, used in conjunction with its PCCOM hardware interface, allows a personal computer to serve as the user interface in an AMX system. When used with other Windows-Registered Trademark--based programs, PCTouch can integrate and control full motion video, audio, and other multimedia applications and equipment. PCTouch control screens can be operated using the computer's mouse or a touch-sensitive monitor. The client/server version of this application provides transparent connection to an AXCESS system from anywhere on a computer network.

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

CONTROL CARDS. The Company currently manufactures 31 different control cards. Each card is designed to interface with a specific type of equipment or protocol, including relays, infrared, serial, RS-232/422, MIDI, audio volume, SMPTE, and others.

AXLINK BUS DEVICES. The Company currently manufactures 15 different bus devices. Each bus device is designed to interface with a specific type of equipment or protocol, including relays, infrared, serial, RS-232/422/485, audio volume, and others.

OTHER PRODUCTS

    The Company offers a variety of other products as described below:

SYNERGY ELECTRONIC CLASSROOM SYSTEM. The Company's Synergy Electronic Classroom System provides media management and scheduling, primarily in education facilities. The Synergy Windows-Registered Trademark--based software, when used with an AXCESS system, allows all electronic media to be centrally located and distributed via broadband or baseband video to individual classroom television monitors as required. A wireless remote gives teachers control of the media selected. Client/Server software design permits remote scheduling and media control over the school's or the entire district's computer network. Built-in distance learning capabilities broaden Synergy's applications so that it can be used for corporate training facilities.

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

    The Company recently began distributing its new AXDesign software product, which will allow the Company's dealers to configure and program the Company's systems using simplified graphical interfaces, such as the Windows-Registered Trademark- "drag and drop" technique. The Company has made this available to its dealers free of charge.

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

CUSTOMER SUPPORT AND SERVICE

    The Company believes that the support and service it provides to its customers are key competitive advantages and, as part of its strategy, will continue to focus on the development of such support and service. The Company has established a customer service and support organization that provides order processing, technical and engineering support, and hardware repair to dealers, distributors, and end users of its products. Within this organization, the Company has created sales support teams focused on specific geographic regions or customer categories and supported by dedicated, trained technicians at the Company's facilities in Dallas, Texas. The Company believes that the establishment of sales support teams with specific geographic responsibility enhances the development of personal relationships between the Company's dealers and distributors and specific sales and support personnel. The Company's customer technical support team is staffed 12 hours a day, Monday through Friday, with emergency service available at all other times as needed. The Company will, if necessary, send technical support to a job site to provide individual attention as such needs arise. The Company's sales support teams can provide operating software updates, modifications, and new device interface codes online through the use of modems. In addition, the Company provides technical support to customers from its office in Singapore, as well as through its international distributors.

    The Company has a fully-staffed training facility in Dallas, Texas, where dealers and distributors are provided free training to program, install, and service the Company's systems. The Company has begun to provide training at regional sites, selected to accommodate clusters of its dealers, thereby reducing the dealer's cost of travel to Dallas. Additionally, the Company is utilizing its recently opened Philadelphia office to provide training to its dealers located in the northeast. The Company has increased the number of persons trained from 1,200 in 1996 to 2,200 in 1997.

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

DOMESTIC MARKETS

    U.S. Dealers. The Company has established relationships with many of the leading United States audio-visual system integrators and has over 1,600 dealers in the United States alone. Of these, approximately 900 are systems dealers that sell a wide range of the Company's products, approximately 200 are dealers authorized by the Company to sell only AMX slide projector controllers, approximately 55 dealers are authorized to sell the Company's Synergy electronic classroom systems, and approximately 460 are dealers primarily focused on the residential market.

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

    The Company provides training to educate dealers on the necessary programming and other service techniques required to install and service the Company's systems. The Company believes that its commitment to dealer training has resulted in a growing, increasingly well-trained group of dealers who are serving a range of discrete vertical markets. In addition, the Company reviews the capabilities and performance of its dealers on an annual basis.

 MANUFACTURERS' REPRESENTATIVES. The management of the Company's dealers is supported by a network of 23 independent manufacturers' representative organizations serving specific geographic regions. The Company believes that by utilizing representatives that carry other lines of audio-visual electronic equipment, the Company and its dealers are made aware of systems sales of which they would not have otherwise known. These representative organizations are paid on a commission basis for all systems sales shipped into their region regardless of whether the order was placed by or through the representative.

 OEM AND CUSTOM PRODUCTS ARRANGEMENTS. The Company currently makes and custom designs systems for

OEMs and other large customers such as VTEL/Compression Labs, British Telecom, Tech Electronics, Tektronix, Bang & Olufsen, and IBM. The Company believes that its expertise in simplifying user interfaces and integration of disparate electronic equipment will enable it to forge additional OEM relationships, and intends to seek such relationships. In the fiscal years ended March 31, 1995, 1996, and 1997, OEM and Custom Products Sales represented approximately 14%, 8% and 8% of total sales, respectively. The failure of OEM and custom product customers to purchase products as anticipated may result in the Company holding inventories that are not salable to other customers, and inventory writedowns may result. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse effect on the Company's results of operations.

INTERNATIONAL MARKETS

    The Company relies on a network of 20 exclusive distributors serving 24 countries and over 51 dealers serving an additional 22 countries to distribute its product internationally. Outside the United States, independent distributors with exclusive distribution rights market the Company's custom products. In June 1993 the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom. AXCESS distributes the Company's products as well as products of six other manufacturers. Sales outside of the United States, consisting substantially of products sold in Europe, Canada, Asia and the Pacific Rim, and Australia, represented approximately $6.6 million, $8.9 million, and $10.6 million, or 24%, 27%, and 26% of the Company's total sales during the fiscal years ended March 31, 1995, 1996, and 1997, respectively. See
Note 13 to the Company's Consolidated Financial Statements. Since the Company's international sales are primarily denominated in U.S. dollars, the Company does not currently engage in hedging activities with respect to fluctuations in currency values but may elect to do so in the future. These sales are subject to a number of risks generally associated with international sales, including: the effect of a strengthening or weakening U.S. dollar on demand for the Company's products in international markets; other currency fluctuation risks; greater difficulty in accounts receivable collections and increased credit risk; logistical difficulties of managing international operations; unexpected restrictions on the repatriation of funds; and unpredicted changes in regulatory requirements, tariffs, and other trade barriers. The loss of, or reduction in, international sales would have a material adverse effect on the Company's results of operations.

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

    In August 1995, the Company, together with several individual shareholders (including two former employees of the Company), organized PHAST Corporation ("PHAST"). PHAST has its principal place of business in Salt Lake City, Utah and has been organized to design, manufacture, market, and distribute automation control systems and products for the residential market. The Company owns 51% of the outstanding capital stock of PHAST with an option to purchase an additional 29% of the outstanding capital stock. The Company has made commitments to loan up to $4,815,000 to PHAST for the development of home automation hardware and software products, of which $2,589,000 has been advanced at March 31, 1997.

    Research and development expenses were approximately $730,000, $1,475,000, and $2,834,000 in the fiscal years ended March 31, 1995, 1996 and 1997, which represented 2.7%, 4.5%, and 6.8% of net sales in those periods, respectively. The engineering department of the Company is involved in both research and development and customer support and service. Additionally, the Company has created sales support teams, which are focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by creatively responding to customer-expressed needs.

    In May 1996, the Company acquired 100% of SPS International, Inc., doing business as AudioEase ("AudioEase"). AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems, whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed at a total purchase price of $1.76 million paid in cash and 181,818 shares of the Company's common stock. The Company engaged an independent appraisal company to allocate the purchase price of AudioEase. Of the total purchase price, $980,000 was allocated to acquired research and development, which was immediately expensed in accordance with generally accepted accounting principles.

MANUFACTURING

    The Company's manufacturing and assembly operations for its systems and related products are conducted in Dallas, Texas, Denver, Colorado and Salt Lake City, Utah. The Company's manufacturing operations consist primarily of design, final assembly and testing of products, quality control, and materials procurement functions. In order to reduce problems with component supply, the Company retains responsibility for component sourcing. The Company establishes relationships with qualified component vendors and distributors, receives and inspects all components directly, and packages necessary components for assembly by third parties. Products go through several levels of testing prior to shipment.

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

COMPETITION

    The markets for the Company's remote control systems are highly competitive. The Company's principal direct competitors based in North America include Crestron in all its markets, and Dynacom Inc., Dukane Corp., and Rauland-Borg Corp. in the education market. Of these competitors, Crestron is the Company's principal competitor. In addition, the Company assumes that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to those of the Company and that such companies may enter one or more of the Company's markets at any time. Although some of the Company's competitors are smaller in annual revenues and in capitalization, most of the Company's competitors are focused on a single vertical market and may therefore devote more resources to products that may be directly competitive with, and that may adversely impact sales of, the Company's products in such markets. Moreover, as the Company pursues new markets, it is likely that AMX will encounter new competitors.

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

    The Company's products fill a need created by the absence of industry-wide standard communication and control protocols and formats for electronic devices. In the event manufacturers were to adopt such standards for various electronic devices, the Company's results of operations could be adversely affected. There can be no assurance that standard communication and control protocols will not be adopted in the future.

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

GOVERNMENT REGULATION

    The Company's domestic business operations are subject to certain federal, state, and local laws and regulations relating to RF and IR emissions generated by the Company's products. Certain of the Company's products must comply with FCC regulations before the products may be marketed in the United States. There can be no assurance that its products will comply with such regulations or that FCC regulations will remain constant with respect to the Company's current or future products. Failure to comply with FCC regulations for products under development or a change in existing regulations by the FCC that would make products non-compliant could have a material adverse effect on the Company's results of operations. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict its ability to comply with, or the ultimate cost of compliance with, such requirements.

    European Community ("EC") regulations relating to electromagnetic emissions and immunity testing became effective January 1, 1996. Although many of the Company's products comply with applicable EC regulations, some of the Company's products do not yet comply with applicable EC regulations and will not be sold in EC member countries until they comply. Accordingly, failure to comply with applicable EC regulations may limit or eliminate the Company's ability to sell its products in EC member countries and would have a material adverse effect on the Company's results of operations.

EMPLOYEES

    As of March 31, 1997, the Company employed 266 people, including 66 in manufacturing, 119 in selling and marketing activities, 49 in engineering and programming, and 33 in management, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES

    The Company occupies buildings that contain approximately 88,485 square feet of floor space. All of this space is leased under agreements that expire at various dates through May 2012. The principal facilities are located as follows:

                         APPROXIMATE
   LOCATION              SQUARE FEET                                   DESCRIPTION
   --------              -----------                                   -----------
Dallas, Texas                 50,000       Offices, engineering, research and development, and production
Salt Lake City, Utah          16,400       Offices, engineering, research and development, and production
York, England U K              8,845       Offices, engineering, research and development, and warehouse
Englewood, Colorado            6,240       Offices, engineering, research and development, and production
Singapore                      5,000       Offices
Philadelphia, Pennsylvania     2,000       Offices

    All facilities are suitable for the Company's business and are fully utilized. All furniture and equipment owned and leased by the Company is well maintained and suitable for the Company's operations.

    The Company considers its current facilities adequate and believes that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations and for additional sales and service.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

    On August 19, 1994, Ford Audio-Video Systems, Inc. ("FAV"), a privately-held company located in Oklahoma, filed suit in state district court in Oklahoma County, Oklahoma against the Company. FAV asserted claims against the Company for fraud, tortious interference with business relations, fraudulent inducement, retaliation for exercise of constitutional right to access to the court and retaliatory termination, tortious breach of an oral contract, anti-trust violations for predatory and discriminatory pricing, violation of the Oklahoma Deceptive Trade Practices Act and tortious conversion. On April 14, 1997, the Company and FAV entered into to a settlement agreement regarding all claims asserted in this action. As of March 31, 1997, the Company had reserved all costs associated with the settlement of this claim.

    Additionally, the Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

STOCK PRICES

    In November 1995, the Company's common stock, par value $0.01 per share (the "Common Stock"), was admitted for trading on the Nasdaq National Market under the symbol "AMXX."

    The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 1996 and 1997.

FISCAL 1996                              HIGH      LOW
-----------                              -----    -----
Third Quarter (from November 1995)       9 3/4    6 1/2
Fourth Quarter                           9 3/4    7 3/4
FISCAL 1997
-----------
First Quarter                            9 1/2    7
Second Quarter                           7 3/4    5 3/4
Third Quarter                            6 5/8    5 1/8
Fourth Quarter                           7 1/4    5 3/4

    As of June 20, 1997, there were approximately 1,700 holders of record or through nominee or street name accounts with brokers of the Common
Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    The following sets forth information as of March 31, 1997, regarding all securities sold by the Company that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), from April 1, 1996 through March 31, 1997. All such shares were issued in reliance upon an exemption from registration under the Securities Act by reason of Section 4(2) or 3(b) of the Securities Act and/or the rules and regulations promulgated thereunder. In connection with each of these transactions, the shares were sold to a very limited number of persons, such persons were provided access to all relevant information regarding the Company or represented to the Company that they were "sophisticated" investors, and such persons represented to the Company that the shares were purchased for investment purposes only and with no view toward distribution.

    Effective May 16, 1996, the Company completed a merger pursuant to which AudioEase, Inc. was merged into a subsidiary of the Company, with AudioEase, Inc. being the surviving corporation, as a result of which the Company acquired all of the outstanding capital stock of AudioEase, Inc. In connection therewith, the Company issued shares of its Common Stock to the shareholders of AudioEase, Inc. in exchange for their shares of AudioEase, Inc. common stock, with the shares of Company Common Stock having an agreed-upon value of $8.25 per share for purposes of determining the amount of merger consideration payable to such shareholders as follows:

                            Number of Shares of
    Shareholder             Company Common Stock   Aggregate Consideration
    -----------             --------------------   -----------------------
John P. Sundquist and
Sandra P. Sundquist                 118,234              $975,430.50
Donald J. Heiskell and
Janice T. Heiskell                   18,129              $149,564.35
Bruce R. Munroe                      18,129              $149,564.25
David A. Daniels                     13,663              $112,719.75
Thomas J. Gleason                    13,663              $112,719.75

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 FISCAL YEARS ENDED MARCH 31,
                                       -----------------------------------------------
                                         1993      1994    1995(1)     1996     1997
                                         ----      ----    ----        ----     ----
INCOME STATEMENT DATA:
System sales                           $13,947   $17,378   $23,387   $30,274   $38,302
OEM and custom product sales             2,876     2,225     3,896     2,457     3,155
                                       -------   -------   -------   -------   -------
  Net sales                             16,823    19,603    27,283    32,731    41,456
Cost of sales                            6,463     7,652    10,570    12,370    17,243
                                       -------   -------   -------   -------   -------
Gross profit                            10,360    11,951    16,713    20,361    24,213
Selling and marketing expenses           5,904     7,712     9,598    10,945    15,061
Research and development                   347       645       730     1,475     2,834
Acquired research and development            -         -         -         -     1,230
General and administrative expenses      1,571     1,620     2,512     2,717     4,361
                                       -------   -------   -------   -------   -------
Operating income                         2,538     1,974     3,873     5,224       727
Interest expense                            58        36        42       535        13
Other income (expense), net               (237)      134       134       117       288
                                       -------   -------   -------   -------   -------
Income before income taxes               2,243     2,072     3,965     4,806     1,002
Income tax provision                       778       805     1,269     1,792     1,371
                                       -------   -------   -------   -------   -------
Net income                             $ 1,465   $ 1,267   $ 2,696     3,014   $  (369)
                                       =======   =======   =======             =======
Preferred stock dividends, including
  accretion and redemption (1)                                        (3,153)
                                                                     -------
Net loss applicable to common
  shareholders (1)                                                   $  (139)
                                                                     =======

Earnings (loss) per common share       $   .29   $   .25   $   .50   $  (.02)  $  (.05)
                                       =======   =======   =======   =======   =======

Common and common equivalent shares
  outstanding                            5,021     5,128     5,434     6,654     7,769
                                       =======   =======   =======   =======   =======

                                                                   AT MARCH 31,
                                                ---------------------------------------------
                                                 1993     1994     1995       1996     1997
                                                 ----     ----     ----       ----     ----
BALANCE SHEET DATA:
Working capital                                 $2,424   $3,390  $  5,229   $ 8,564   $ 8,182
Total assets                                     6,519    8,503    10,317    14,652    19,741
Long term debt, including current portion          636      483     7,334        54        92
Redeemable preferred stock, net of discount (1)     --       --     9,474        --        --
Shareholders' equity (deficit) (1)               4,447    5,718   (11,927)   10,714    11,996

-----------
(1) On March 31, 1995, an individual and entities including certain investment funds ("New Shareholders"), purchased $7.0 million of Debentures, 120,000 shares of Series A Preferred Stock for $12.0 million, and 3,240,000 shares of Common Stock for $150,000. These proceeds, along with $1.25 million of the Company's cash, were used to redeem 3,240,000 shares of Common Stock from the Company's co-founder and Chairman of the Board and from a charitable remainder trust established by him. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the Debentures, the Series A Preferred Stock and the Common Stock to the New Shareholders were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: Debentures, $7.0 million (effective yield of 12.8%); Series A Preferred Stock, $9,474,000 (effective yield of 13%); and Common Stock, $2,676,000 (or $.83 per share). This transaction did not affect the Company's income statement for the year ended March 31, 1995. Earnings per common share is based on net income after Series A Preferred Stock dividend requirements, accretion of the discount, and redemption of Series A Preferred Stock. On November 21, 1995, the Company completed its initial public offering and utilized a portion of the proceeds thereof to repay outstanding subordinated debentures and the redeemable preferred stock (See Note 2 of Notes to Consolidated Financial Statements contained elsewhere herein).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1997 Annual Report to Shareholders.

OVERVIEW

    AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has recently introduced several Windows-Registered Trademark--based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink bus as a control panel.

    While annual growth rates of the Company's net sales have ranged from 17% to 42% since 1991, the Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors, including the volume and timing of orders received during the period, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the Company's reliance upon dealers and distributors; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company generally experiences higher selling and marketing expenses during the first fiscal quarter of each year due to costs associated with the Company's largest trade show (occurring in June) and experiences higher sales in the education market during the second fiscal quarter of each year due to the buying cycles of educational institutions.

    The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 20 exclusive distributors serving 24 countries and over 51 dealers serving an additional 22 countries to distribute its products.

    OEM and Custom Product Sales have been made only to a few customers and have generally been large and sporadic transactions. During fiscal 1995, 1996, and 1997, 45%, 56%, and 39%, respectively, of the Company's OEM and Custom Product Sales have been with one customer whose orders have fluctuated significantly based on their own sales volumes. While the Company's OEM customers typically place orders for products several months before the scheduled shipment date, these orders are subject to rescheduling and cancellation. Also, OEM customers can redesign their products without the AMX equipment in them resulting in reduced or eliminated sales to such customers. One of the Company's strategies for growth is to increase OEM and Custom Product Sales to large customers that typically carry lower gross margins, but also have lower selling expenses.

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

    The Company's selling and marketing expenses category also includes customer service and support, and engineering. The engineering department of the Company is involved in both research and development as well as customer support and service. Additionally, the Company has created sales support teams, focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

    The Company intends to commit resources to develop new software for specific vertical markets to expand system sales and build for the future. An example of this is the Synergy Electronic Classroom System ("Synergy"). In fiscal 1994, the Company invested $1,040,000 in engineering development, marketing, and sales efforts to develop the Synergy Windows-Registered Trademark--based software and introduce it to the education market. The Company continues to invest money each year in Synergy to continue the development and enhancement of the product and the Company's position in the marketplace. Sales of Synergy are increasing, and the Company expects the education market to be an opportunity for future growth. A similar commitment is the Company's investment in PHAST Corporation which commenced in August 1995. This subsidiary designed and has recently begun shipments of control systems and products for home automation. The Company has advanced $2,589,000 to PHAST as of March 31, 1997, and has recorded losses of $2,311,000 and $445,000 for the years ending March 31, 1997 and March 31, 1996, respectively. Although management believes that significant investments such as these are appropriate, such investments can and have had a negative impact on the Company's results of operations.

RESULTS OF OPERATIONS

    The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for each of the three years in the period ended March 31, 1997:

                                             FISCAL YEAR ENDED MARCH 31,
                                             ---------------------------
                                              1995      1996      1997
                                             ------    ------    -------
  System sales                                85.7%     92.5%     92.4 %
  OEM and custom product sales                14.3       7.5       7.6
                                             -----     -----     -----
    Net sales                                100.0     100.0     100.0
  Cost of sales                               38.7      37.8      41.6
                                             -----     -----     -----
  Gross profit                                61.3      62.2      58.4
  Selling and marketing expenses              35.2      33.4      36.3
  Research and development expenses            2.7       4.5       6.9
  Acquired research and development             --        --       3.0
  General and administrative expenses          9.2       8.3      10.5
                                             -----     -----     -----
    Operating income                          14.2      16.0       1.7
  Interest expense                             0.2       1.6        --
  Other income (expense), net                  0.5       0.3       0.7
                                             -----     -----     -----
  Income before income taxes                  14.5      14.7       2.4
  Income taxes                                 4.6       5.5       3.3
                                             -----     -----     -----
  Net income (loss)                            9.9%      9.2%      (.9)%
                                             =====     =====     =====

1997 RESULTS COMPARED TO 1996

    SYSTEM SALES were $38.3 million for fiscal 1997, up 26.5% over the prior year and OEM AND CUSTOM PRODUCT SALES were $3.2 million for fiscal 1997, up 28.4% from the prior year. NET SALES for fiscal 1997 were $41.5 million, up 26.7% compared to $32.7 million for the prior year. The increase in sales represented the Company's continued growth in each of its markets, led by its expansion into the residential market. This expansion is the result of the acquisition of AudioEase in May of 1996, and the continued development of PHAST, which began shipment of its home automation products in February 1997. As a result, residential sales increased 193% over the prior year. International sales accounted for $10.6 million in revenue during the year.

    COST OF SALES consists of material, labor, and manufacturing overhead, and was $17.2 million or 41.6% of net sales in fiscal 1997 as compared to $12.4 million or 37.8% of net sales in fiscal 1996. The decrease in margins is a result of the increase in residential sales which have a higher cost of sales than the Company's commercial products. AudioEase recorded costs of sales of 56% against its revenues. This cost of sales is higher than its historical performance due to inventory write-offs taken at the end of the fiscal year. Additionally, to date, PHAST's systems have a higher cost of sales than the Company has achieved with its systems.

    SELLING AND MARKETING EXPENSES increased from $10.9 million, or 33.4% of net sales in fiscal 1996, to $15.1 million, or 36.3% of net sales for fiscal 1997. This increase again is primarily related to the acquisition of AudioEase and the emergence of sales and marketing efforts in PHAST, which combined for $1.6 million in selling and marketing costs during the year. The remaining selling and marketing expenses remained consistent as a percentage of net sales. The Company has restated its selling and marketing costs from previous years to separately reflect its research and development costs, which are discussed below.

    RESEARCH AND DEVELOPMENT EXPENSES were $2.8 million, or 6.9% of net sales for fiscal 1997, compared to $1.5 million, or 4.5% of net sales during fiscal 1996. The increase is a direct result of the development efforts of PHAST, which accounted for $900,000 of the increase in expenses. This increase is reflective of the Company's business strategies which emphasize developing new software products into vertical markets and leveraging distribution channels.

    ACQUIRED RESEARCH AND DEVELOPMENT was $1.2 million for fiscal 1997, compared to none for fiscal 1996. This expense is a result of the allocation of costs associated with the acquisitions of AudioEase and Camrobotics, which occurred in May and June of 1996, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES increased from $2.7 million in fiscal 1996, or 8.3% of net sales to $4.4 million in fiscal 1997, or 10.5% of net sales. Fiscal 1997 included expenses from AudioEase and PHAST which were not incurred in fiscal 1996. Additionally, the Company incurred legal and settlement expenses of approximately $900,000 associated with the FAV litigation, which is discussed in the Contingencies section below, during the current fiscal year.

    INTEREST EXPENSE decreased from $535,000 in fiscal 1996 to $13,000 in fiscal 1997, which reflects the repayment in November of 1995 of the subordinated debentures and the bank term note with the proceeds of the Company's initial public offering.

    OTHER INCOME, NET is comprised primarily of interest income. In fiscal 1996, interest income was offset by the write-off of the unamortized balance of deferred debt charges of $120,000 upon repayment of the subordinated debentures and bank term note.

    The Company's EFFECTIVE TAX RATE was 37.3% in fiscal 1996 as compared to 136.8% in fiscal 1997. The increase in the effective tax rate for fiscal 1997 is because the net operating losses of PHAST cannot presently be included in the Company's consolidated tax return and the non-recurring acquired research and development expense arising from the AudioEase acquisition cannot be deducted for tax purposes. The PHAST losses will be carried forward against any future profits of PHAST before any tax expense will be incurred by this subsidiary.

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

    SELLING AND MARKETING EXPENSES increased from $9.6 million, or 35.2% of net sales in fiscal 1995, to $10.9 million, or 33.4% of net sales for fiscal 1996. The increase is related to the increased sales volume and the selling activities and commissions associated with that increase.

    RESEARCH AND DEVELOPMENT EXPENSES increased from $730,000 in fiscal 1995, or 2.7% of net sales to $1.5 million or 4.5% of net sales for fiscal 1996. The increase is a result of $445,000 of expenses recorded at PHAST, and of the Company's continued emphasis on product development.

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

    OTHER INCOME, NET is comprised primarily of interest income. In fiscal 1996, interest income is offset by the write-off of the unamortized balance of deferred debt charges of $120,000 upon repayment of the subordinated debentures and bank term note.

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

LIQUIDITY AND CAPITAL RESOURCES

    For the past three fiscal years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In fiscal 1997, the Company used $690,000 of cash in its operations. Investing activities used $2.2 million of cash primarily for the purchase of $3.2 million of property and equipment comprised principally of tooling and design costs of its new products. Investing activities were offset by the issuance of preferred stock by PHAST.

    In June 1995, the Company refinanced $3.5 million of its subordinated debentures and $315,000 of its notes payable with a bank term loan which provided for interest at 8.67%. The Company raised net proceeds of $20 million from its initial public offering in November 1995. These proceeds were used to retire $3.5 million of subordinated debentures, and $3.8 million of a bank term loan and redeem the $12.6 million of Series A Preferred Stock (including accrued dividends).

    Additionally, the Company has a revolving loan agreement for $5.0 million which expires on July 15, 1998, which provides for interest at the bank's contract rate which is expected to approximate prime. At March 31, 1996 and 1997, no amounts were outstanding under the revolving loan agreement.

    The Company expects to spend approximately $1.1 million for capital expenditures in fiscal 1998. Additionally, the Company has committed $2.2 million to PHAST Corporation in addition to the amounts advanced prior to March 31, 1997.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Because the application of SAB 83 under FAS 128 is presently uncertain, the Company is unable to determine the effect of this standard on historical per share amounts. See Note 1 to the accompanying audited financial statements for discussion.

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

CONTINGENCIES

    In August 1994, one of the Company's dealers filed a lawsuit against the Company claiming fraud, breach of contract, and a violation of the Oklahoma Deceptive Trade Practices Act. On April 14, 1997, the Company entered into a settlement agreement with the plaintiff. The Company reserved an additional $550,000 as of March 31, 1997, to reflect the amount of the settlement and estimated legal costs.

    In addition, the Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company. See "Item 3 -- Legal Proceedings."

ITEM 8.  FINANCIAL STATEMENTS.

    Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report. The Company's Consolidated Financial Statements begin at page F-1 hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The presentation of Directors and Executive Officers of the Registrant appears in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders ("Proxy Statement") which is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

    The presentation of Executive Compensation of the Registrant appears in the Proxy Statement which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The presentation of the Security Ownership of Certain Beneficial Owners and Management of the Registrant appears in the Proxy Statement which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The presentation of Certain Relationships and Related Transactions of the Registrant appears in the Proxy Statement which is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  (1) Financial Statements.

         The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

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

 ***2.1 Agreement of Merger and Plan of Reorganization dated as of May 16, 1996, among Registrant, AMX Acquisition Corporation, SPS International, Inc. (now known as AudioEase, Inc.), John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason.
   *3.1   Amended and Restated Articles of Incorporation of the Registrant.
  **3.2   Amended and Restated Bylaws of the Registrant, as amended.
  **4.1   Specimen Certificate for Common Stock of Registrant.
  **4.2 Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt and Billie I. Williamson.
  **4.3 First Amendment dated September 12, 1995 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt, and Billie I. Williamson.
****4.4 Registration Rights Agreement dated as of May 16, 1996, by and among Registrant, John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason.
 **10.1 AMX Corporation 1993 Stock Option Plan, accompanied by forms of Incentive Stock Option and Non-qualified Stock Option Agreements.
 **10.2 AMX Corporation 1995 Stock Option Plan, accompanied by form of Stock Option Agreement and form of Exercise Notice.
 **10.3 1995 Director Stock Option Plan, accompanied by form of Director Stock Option Agreement and form of Exercise Notice.
 **10.4 1997 Employee Stock Purchase Plan, accompanied by forms of Enrollment/Change Form, Section 16b Participation Form and Stock Purchase Agreement.
 **10.5 Commercial Lease Agreement dated January 2, 1992 between Registrant and New England Mutual Life Insurance Company, as amended.
 **10.6 Employment Agreement dated March 30, 1995 between Registrant and Scott D. Miller.
 **10.7 Employment Agreement dated March 30, 1995 between Registrant and Joe Hardt.
 **10.8 Employment Agreement dated March 30, 1995 between Registrant and Peter D. York.
 **10.9 Employment Agreement dated March 30, 1995 between Registrant and Billie I. Williamson.
 **10.10 First Amendment dated September 12, 1995 to Employment Agreement dated March 30, 1995 between Registrant and Scott D. Miller.
 **10.11 First Amendment dated September 12, 1995 to Employment Agreement dated March 30, 1995 between Registrant and Joe Hardt.
 **10.12 First Amendment dated September 12, 1995 to Employment Agreement dated March 30, 1995 between

          Registrant and Peter D. York.
 **10.13 First Amendment dated September 12, 1995 to Employment Agreement dated March 30, 1995 between Registrant and Billie I. Williamson.
 **10.14 Promissory Note dated June 15, 1995, from Peter D. York to Registrant in the original principal amount of $77,298.
 **10.15 Promissory Note dated May 1, 1995, from Joe Hardt to Registrant in the original principal amount of $44,500.
 **10.16 Promissory Note dated August 15, 1995, from Billie I. Williamson to Registrant in the original principal amount of $52,250.
  +10.17 Second Amendment to Lease dated February 12, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.
  +10.18  Third Amendment to Lease dated May 1, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.
  +10.19 Promissory Note dated January 2, 1997, from Joe Hardt to Registrant in the original principal amount of $22,125.00.
  +10.20  Promissory Note dated July 2, 1996, from Joe Hardt to Registrant in the original principal amount of $22,125.00.
  +11.1   Computation of Earnings per Share.
  +23.1   Consent of Independent Auditors.
  +27.1   Financial Data Schedule.

-------------------

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

**** Incorporated by reference from the exhibit of the same number in the Company's Form 10-K, as amended, for the fiscal year ended March 31, 1996, filed August 29, 1996, file no. 0-26924.

     (b)  Reports on Form 8-K.

         Current report on Form 8-K dated as of January 2, 1997, and filed January 6, 1997, regarding the election of J. Otis Winters as a member of the Company's board of directors.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMX CORPORATION

                                       By:  /s/  JOE HARDT
                                          ---------------------------------
                                          Joe Hardt, President
                                          June 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

             SIGNATURE                        TITLE                    DATE
             ---------                        -----                    ----
   /s/ SCOTT D. MILLER       Chairman of the Board and Director   June 26, 1997
---------------------------
     Scott D. Miller

      /s/ JOE HARDT          President and Director               June 26, 1997
---------------------------  (Principal Executive Officer)
        Joe Hardt

    /s/ PETER D. YORK        Senior Vice President,               June 26, 1997
---------------------------  Secretary, and Director
     Peter D. York

   /s/ DAVID E. CHISUM       Chief Financial Officer and          June 26, 1997
---------------------------  Treasurer (Principal Financial
     David E. Chisum         and Accounting Officer)

   /s/ THOMAS S. ROBERTS     Director                             June 26, 1997
---------------------------
    Thomas S. Roberts

    /s/ HARVEY B. CASH       Director                             June 26, 1997
---------------------------
      Harvey B. Cash

    /s/ J. OTIS WINTERS      Director                             June 26, 1997
---------------------------
    J. Otis Winters

     /s/ F. H. MOELLER       Director                             June 26, 1997
---------------------------
      F. H. Moeller

                                   AMX CORPORATION
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              F-2
Consolidated Balance Sheets at March 31, 1996 and 1997                      F-3
Consolidated Statements of Operations for the years ended March 31,
 1995, 1996 and 1997                                                        F-5
Consolidated Statements of Shareholders' Equity (Deficit) for the
 years ended March 31, 1995, 1996 and 1997                                  F-6
Consolidated Statements of Cash Flows for the years ended March 31,
 1995, 1996 and 1997                                                        F-7
Notes to Consolidated Financial Statements                                  F-8

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
AMX Corporation

    We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                               ERNST & YOUNG LLP


May 1, 1997
Dallas, Texas

                               AMX CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                          MARCH 31,
                                                 --------------------------
                                                     1996           1997
                                                 -----------    -----------
Current assets:
  Cash and cash equivalents                      $ 4,858,759    $ 2,091,819
  Receivables - trade and other, less allowance
   for doubtful accounts of $125,000 for 1996
   and $94,000 for 1997 (NOTE 5)                   4,260,090      6,670,390
  Inventories (NOTES 3 AND 5)                      2,865,735      4,960,191
  Prepaid expenses                                   175,617        471,932
  Deferred income tax (NOTE 8)                       217,922         97,611
  Income taxes recoverable                             --            41,917
                                                 -----------    -----------
Total current assets                              12,378,123     14,333,860
Property and equipment, at cost, net
 (NOTES 4 AND 5)                                   1,612,863      4,030,149
Other:
  Capitalized software                               123,101        376,162
  Deposits and other                                 361,668        802,175
  Deferred income tax (NOTE 8)                         --             5,987
  Goodwill, less accumulated amortization of
   $29,073 for 1996 and $48,488 for 1997             176,583        192,314
                                                 -----------    -----------
Total assets                                     $14,652,338    $19,740,647
                                                 ===========    ===========

                                   AMX CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             MARCH 31,
                                                    ---------------------------
                                                        1996            1997
                                                    -----------     -----------
Current liabilities:
   Accounts payable                                 $ 1,472,563     $ 3,259,070
   Accrued compensation                                 834,580       1,035,072
   Accrued sales commissions                            386,861         437,413
   Reserve for litigation (NOTE 7)                      200,000         750,000
   Accrued dealer incentives                            298,428         283,904
   Other accrued expenses                               271,021         198,811
   Notes payable                                           --           187,760
   Income taxes payable                                 350,172            --
                                                    -----------     -----------
Total current liabilities                             3,813,625       6,152,030
Long-term debt                                           54,489          91,731
Deferred income tax (NOTE 8)                             69,238            --
Commitments and contingencies (NOTE 7)
Minority interest in subsidiary (NOTE 14)                   490       1,500,490
Shareholders' equity (NOTES 5, 10, 11 AND 12):
   Preferred Stock, $.01 par value
      Authorized shares - 10,000,000
      Issued shares - none                                 --              --
   Common Stock, $.01 par value:
      Authorized shares -- 40,000,000
      Issued shares -- 7,552,120 for 1996
       and 7,832,791 for 1997                            75,521          78,328
   Additional paid-in capital                           131,498       1,826,453
   Retained earnings                                 10,507,477      10,138,487
   Less treasury stock (5,208 shares)                      --           (46,872)
                                                    -----------     -----------
Total shareholders' equity                           10,714,496      11,996,396
                                                    -----------     -----------
Total liabilities and shareholders' equity          $14,652,338     $19,740,647
                                                    ===========     ===========

                             See accompanying notes.

                                 AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                        1995           1996           1997
                                                    -----------    -----------    -----------
System sales                                        $23,386,572    $30,274,007    $38,302,054
OEM and custom product sales                          3,896,645      2,456,507      3,154,488
                                                    -----------    -----------    -----------
  Net sales                                          27,283,217     32,730,514     41,456,542
Cost of sales                                        10,569,917     12,369,272     17,243,292
                                                    -----------    -----------    -----------
  Gross profit                                       16,713,300     20,361,242     24,213,250
Selling and marketing expenses                        9,597,948     10,945,296     15,060,987
Research and development expenses                       730,047      1,475,073      2,834,185
Acquired research and development                          --             --        1,230,000
General and administrative expenses (including
 $896,000 relating to settled litigation in 1997)
 (NOTE 7)                                             2,512,347      2,716,522      4,360,605
                                                    -----------    -----------    -----------
  Operating income                                    3,872,958      5,224,351        727,473
Interest expense                                        (42,184)      (534,655)       (13,219)
Other income, net                                       134,354        116,872        288,238
                                                    -----------    -----------    -----------
Income before income taxes                            3,965,128      4,806,568      1,002,492
Income tax provision (NOTE 8)                         1,269,534      1,792,454      1,371,046
                                                    -----------    -----------    -----------
Net income (loss)                                   $ 2,695,594      3,014,114    $  (368,554)
                                                    ===========                   ===========
Preferred stock dividends (NOTES 10 AND 12)                           (626,667)
Accretion of preferred stock (NOTES 10 AND 12)                        (170,000)
Redemption of preferred stock (NOTES 10 AND 12)                     (2,356,000)
                                                                   -----------
Net loss applicable to common shareholders                         $  (138,553)
                                                                   ===========
Earnings (loss) per common share                           $.50          $(.02)         $(.05)
                                                    ===========    ===========    ===========
Common and common equivalent shares outstanding       5,434,404      6,653,980      7,768,547
                                                    ===========    ===========    ===========

                             See accompanying notes.

                                   AMX CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                               COMMON STOCK                                                    TREASURY STOCK
                               ------------                                                    --------------
                                                                                COMMON                                    TOTAL
                                                  ADDITIONAL                     STOCK                                SHAREHOLDERS'
                            NUMBER OF               PAID-IN      RETAINED     SUBJECT TO   NUMBER OF                     EQUITY
                             SHARES     AMOUNT      CAPITAL      EARNINGS     REDEMPTION     SHARES        AMOUNT       (DEFICIT)
                           ----------   -------   -----------   -----------   -----------  ----------   ------------   ------------
Balance at March 31, 1994   4,348,000   $43,480   $    14,243   $ 5,660,610   $      --          --     $       --     $  5,718,333
Net income                       --        --            --       2,695,594          --          --             --        2,695,594
Equity adjustment from
 foreign currency
 translation                     --        --            --          34,277          --          --             --           34,277
Exercise of stock options     483,120     4,831       225,110          --            --          --             --          229,941
Sale of stock               3,240,000    32,400     2,643,600          --            --          --             --        2,676,000
Value of common stock
 subject to redemption           --        --            --            --      (2,676,000)       --             --       (2,676,000)
Fees associated with sale
 of preferred stock              --        --        (204,750)         --            --          --             --         (204,750)
Purchase of treasury stock       --        --            --            --            --    (3,240,000)   (20,400,000)   (20,400,000)
                           ----------   -------   -----------   -----------   -----------  ----------   ------------   ------------
Balance at March 31, 1995   8,071,120    80,711     2,678,203     8,390,481    (2,676,000) (3,240,000)   (20,400,000)   (11,926,605)
Net income                       --        --            --       3,014,114          --          --             --        3,014,114
Equity adjustment from
 foreign currency
 translation                     --        --            --         (28,830)         --          --             --          (28,830)
Exercise of stock options
 including tax benefit
 of $63,000                   221,000     2,210       280,788          --            --          --             --          282,998
IPO shares issued out
 of treasury stock               --        --         532,400          --            --     2,500,000     20,392,600     20,925,000
IPO expenses                     --        --        (833,893)     (241,621)         --          --             --       (1,075,514)
Cancellation of remaining
 treasury stock              (740,000)   (7,400)         --            --            --       740,000          7,400           --
Release of redemption
 requirement                     --        --            --            --       2,676,000        --             --        2,676,000
Dividends on preferred
 stock (Note 12)                 --        --            --        (626,667)         --          --             --         (626,667)
Accretion and write-off
 of discount on preferred
 stock (Note 12)                 --        --      (2,526,000)         --            --          --             --       (2,526,000)
                           ----------   -------   -----------   -----------   -----------  ----------   ------------   ------------
Balance at March 31, 1996   7,552,120    75,521       131,498    10,507,477          --          --             --       10,714,496
Net loss                         --        --            --        (368,554)         --          --             --         (368,554)
Equity adjustment from
 foreign currency
 translation                     --        --            --            (436)         --          --             --             (436)
Purchase of treasury stock       --        --            --            --            --        (5,208)       (46,872)       (46,872)
Exercise of stock options
 including tax benefit
 of $43,660                    91,000       910       151,175          --            --          --             --          152,085
Stock issued to purchase
 AudioEase                    181,818     1,818     1,498,182          --            --          --             --        1,500,000
Sale of stock                   7,853        79        45,598          --            --          --             --           45,677
                           ----------   -------   -----------   -----------   -----------  ----------   ------------   ------------
Balance at March 31, 1997   7,832,791   $78,328   $ 1,826,453   $10,138,487   $      --        (5,208)  $    (46,872)  $ 11,996,396
                           ==========   =======   ===========   ===========   ===========  ==========   ============   ============

                           See accompanying notes.

                                   AMX CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    MARCH 31, 1997

                                                                                     YEAR ENDED MARCH 31,
                                                                        ---------------------------------------------
                                                                            1995             1996             1997
                                                                        ------------     ------------     -----------
OPERATING ACTIVITIES
Net income (loss)                                                       $  2,695,594     $  3,014,114     $  (368,554)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
    Depreciation and amortization                                            636,742          871,066         984,780
    Provision (credit) for losses on receivables                                --             10,000         (30,708)
    Provision (credit) for inventory obsolescence                             20,500           36,000         (38,698)
    (Gain) loss on sale of property and equipment                            (17,835)           1,537            --
    Acquired research and development                                           --               --           980,000
    Deferred income tax                                                      111,731           50,885          45,086
    Changes in operating assets and liabilities:
      Receivables                                                           (487,861)      (1,110,510)     (2,024,683)
      Inventories                                                           (592,219)        (977,425)     (1,467,749)
      Prepaid expenses                                                         6,998           14,135        (219,986)
      Other                                                                 (257,140)         156,302            --
      Accounts payable                                                       (41,405)         537,609       1,235,009
      Accrued expenses                                                       672,728          166,434         631,281
      Income taxes recoverable/payable                                      (322,348)         498,673        (416,968)
                                                                        ------------     ------------     -----------
Net cash provided by (used in) operating activities                        2,425,485        3,268,820        (691,190)
INVESTING ACTIVITIES
Purchase of property and equipment                                          (575,397)        (840,266)     (3,150,408)
Proceeds from sale of property and equipment                                  22,410            9,400            --
Payments received on note receivable from shareholder                        273,934             --              --
Decrease in note receivable from affiliate                                   203,832             --              --
Investment in capitalized software                                              --           (123,101)       (253,061)
Decrease (increase) in other assets                                           43,042          (65,570)       (118,979)
Payment to former owner of AudioEase                                            --               --          (180,000)
Minority interest in PHAST                                                      --                490       1,500,000
                                                                        ------------     ------------     -----------
Net cash used in investing activities                                        (32,179)      (1,019,047)     (2,202,448)
FINANCING ACTIVITIES
Sale of securities -- net of expenses                                     18,825,000       19,849,486          45,677
Exercise of stock options                                                    229,941          155,048         152,085
Purchase of treasury stock                                               (20,400,000)            --           (46,872)
Proceeds from long-term debt and notes payable                                26,500        3,815,402         187,762
Repayments of long-term debt and notes payable                              (175,201)     (11,095,304)       (211,518)
Redemption of preferred stock                                                   --        (12,000,000)           --
Preferred stock dividends                                                       --           (626,667)           --
                                                                        ------------     ------------     -----------
Net cash provided by (used in) financing activities                       (1,493,760)          97,965         127,134
Effect of exchange rate changes on cash                                       34,277          (28,830)           (436)
                                                                        ------------     ------------     -----------
Net increase (decrease) in cash and cash equivalents                         933,823        2,318,908      (2,766,940)
Cash and cash equivalents at beginning of period                           1,606,028        2,539,851       4,858,759
                                                                        ------------     ------------     -----------
Cash and cash equivalents at end of period                              $  2,539,851     $  4,858,759     $ 2,091,819
                                                                        ============     ============     ===========

                                                       See accompanying notes.

                               AMX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    AMX Corporation (the "Company") was organized in March 1982 and operates in a single industry. The Company designs and manufactures integrated control systems found in corporate boardrooms, business training centers, teleconferencing centers, educational institutions, the television and communications industry, amusement parks, theme parks, stadiums, and luxury residences. The Company sells primarily to dealers and distributors in the United States, Europe, Australia, Middle East, and the Far East.

PRINCIPLES OF CONSOLIDATION

    The Company's financial statements include the accounts of AXCESS Technology Ltd., a wholly owned foreign subsidiary, AMX International Sales Corporation, a wholly owned foreign sales corporation, AudioEase, Inc., a wholly owned subsidiary, PHAST Corporation, a 51% owned subsidiary, and AMX Control Systems PTE, Ltd., a wholly owned foreign subsidiary. All significant intercompany balances have been eliminated.

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

LONG-LIVED ASSETS

    In 1997, the Company adopted Statement of Financial Accounting Standards
No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and identifiable intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS 121 did not effect the Company's financial position or results of operations.

CONCENTRATION OF CREDIT RISK

    During the years ended March 31, 1995, 1996, and 1997, the Company realized approximately 24%, 27%, and 27%, respectively, of total revenues from foreign sales and had approximately 35% and 30%, respectively, of trade receivables due from foreign customers at March 31, 1996 and 1997.

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

    The following are the cumulative foreign currency translation adjustments (recorded through retained earnings) which represent the effect of translating the original intercompany advances made to the Company's foreign subsidiary, as these advances are of a long-term nature:

                                           YEAR ENDED MARCH 31,
                                       ----------------------------
                                         1995       1996      1997
                                       -------   --------   -------
Balance at beginning of period         $ 4,558   $ 38,835   $10,005
Gain (loss) on translation of
 intercompany advances                  34,277    (28,830)     (436)
                                       -------   --------   -------
Balance at end of period included
 in retained earnings                  $38,835   $ 10,005   $ 9,569
                                       =======   ========   =======

    The translation gains and losses included in income are immaterial and result from translating all accounts other than the original intercompany advances to U.S. dollars.

EARNINGS PER COMMON SHARE

    Earnings per common share is based on net income after preferred stock dividend requirements and accretion of preferred stock discount determined by the interest yield method at 13% divided by the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents (using the treasury stock method for all periods presented). Fully diluted earnings per common share is not materially different. Loss per share for 1997 is calculated based on weighted average shares outstanding.

    The Company has computed common and common equivalent shares in determining the number of shares used in calculating earnings per share through 1996 pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83). SAB 83 requires the Company to include all common shares and all common share equivalents issued in the 12 month period preceding the filing date of its initial public offering in its calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Because the application of SAB 83 under FAS 128 is presently uncertain, the Company is unable to determine the effect of this standard on historical per share amounts.

SUPPLEMENTAL EARNINGS PER COMMON SHARE

    Supplemental earnings per common share for the year ended March 31, 1996, were $.41, assuming (i) the issuance of the Common Stock offered by the Company in its initial public offering and use of the proceeds to repay the bank term note and subordinated debentures and redeem the preferred stock as of April 1, 1995, and (ii) weighted average common shares outstanding were 8,229,393 for the year ended March 31, 1996.

COMMON STOCK SPLIT

    In September 1995, the Company effected a two-for-one split of its common stock. Share and per share amounts for all periods presented have been adjusted to reflect this stock split.

STOCK BASED EMPLOYEE COMPENSATION

    Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board Opinion No. 25, because, as discussed in Note 11, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use involving employee stock options.

ADVERTISING

    The Company expenses the costs of all advertising when incurred.
Advertising costs were $354,000, $174,000 and $492,000 for the years ended March 31, 1995, 1996, and 1997, respectively.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentations.

2.  INITIAL PUBLIC OFFERING

    On November 21, 1995, the Company closed its initial public offering under the Securities Act of 1933 under which the Company registered and sold 2,500,000 shares of its common stock for $9 per share. The net proceeds (net of underwriters' commissions) of $20,925,000 were used to repay the Company's subordinated debentures of $3,500,000 and accrued interest thereon, bank debt of $3,815,402 and accrued interest thereon, and redeem the Series A Redeemable Preferred Stock for $12,000,000 and pay accrued dividends thereon.

3.  INVENTORIES

    The components of inventories are as follows:

                                           MARCH 31,
                                  -------------------------
                                      1996          1997
                                  ----------     ----------
Raw materials                     $1,705,108     $2,512,648
Work in progress                     229,566        446,976
Finished goods                     1,030,061      2,060,870
Reserve for obsolescence             (99,000)       (60,302)
                                  ----------     ----------
                                  $2,865,735     $4,960,191
                                  ==========     ==========

4.  PROPERTY AND EQUIPMENT

    The general classes of property and equipment are as follows:

                                          MARCH 31,
                                  -------------------------
                                     1996           1997
                                  ----------     ----------
Equipment, including computers    $2,590,987     $4,948,717
Furniture and fixtures               917,607      1,710,282
Leasehold improvements               102,389        194,965
Vehicles                              71,673        104,769
                                  ----------     ----------
                                   3,682,656      6,958,733
Less accumulated depreciation      2,069,793      2,928,584
                                  ----------     ----------
                                  $1,612,863     $4,030,149
                                  ==========     ==========

5.  DEBT

    The Company has a revolving loan agreement for $5,000,000 expiring July 15, 1998. At March 31, 1996 and 1997, no amounts were outstanding under the loan agreement. At March 31, 1997, $4,600,000 was available under this agreement. The loan agreement provides for a borrowing base computation based on accounts receivable and inventories. Advances under the line bear interest at the bank's contract rate set at the time of the borrowing, which is expected to be comparable to prime. Collateral for the loan consists of a security interest in accounts receivable, inventories, and property and equipment. The agreement requires the maintenance of certain financial ratios and equity levels and restricts payment of dividends.

    Interest paid amounted to approximately $37,000, $535,000, and $39,000 for the years ended March 31, 1995, 1996, and 1997, respectively.

6.  EMPLOYEE BENEFIT PLANS

    The Company has a noncontributory profit sharing plan that is available to all U.S. employees who are at least 21 years of age and meet certain service requirements. The amount of any contributions to the plan is determined by the Board of Directors and is based on the level of Company earnings before income taxes. Contributions to the plan are allocated among the eligible participants based on the percentage each participant's salary bears to total salaries of all participants. Contributions to the plan for the years ended March 31, 1995, 1996, and 1997, were $228,000, $240,000 and $240,000 respectively.

    The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 15% of their salary subject to statutory limitations. The Company matches the employees' contributions at 25 cents on every dollar to a maximum of 1% of compensation. Company contributions for the years ended March 31, 1995, 1996 and 1997, respectively, were $5,800, $32,200 and $39,300 respectively.

    The Company's 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1, respectively. For the year ended March 31, 1997, 7,853 shares were issued under this plan.

7.  COMMITMENTS AND CONTINGENCIES

    The Company leases various real property and equipment. Under certain leases, the Company is required to pay costs, such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under these operating leases for the years ended March 31, 1995, 1996, and 1997, was $234,000, $287,000, and $470,000 respectively.

    At March 31, 1997, future minimum payments for noncancelable operating leases are as follows:

YEAR ENDED MARCH 31:
    1998                               $384,305
    1999                                383,038
    2000                                107,012
                                       --------
                                       $874,355
                                       ========



    In August 1994, one of the Company's dealers filed a lawsuit against the Company claiming fraud, breach of contract, and a violation of the Oklahoma Deceptive Trade Practices Act. As of March 31, 1996 the Company had reserved $200,000 related to this claim. On April 14, 1997, the Company entered into a settlement agreement with the plaintiff to resolve all outstanding claims. The Company reserved an additional $550,000 as of March 31, 1997 to reflect the amount of the settlement and estimated legal costs.

    The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

8.  INCOME TAXES


    The components of the Company's income tax provision were as follows:

                                     YEAR ENDED MARCH 31,
                           ----------------------------------------
                               1995          1996           1997
                           ----------     ----------     ----------

Federal income taxes:
  Current provision        $1,038,534     $1,450,400     $  981,085
  Deferred provision          125,000         92,000         45,086
State income taxes            106,000        153,000        126,000
Foreign income taxes           --             97,054        218,875
                           ----------     ----------     ----------
                           $1,269,534     $1,792,454     $1,371,046
                           ==========     ==========     ==========

    The income of foreign operations before income taxes for the years ended March 31, 1996 and 1997 were $373,000 and $582,000 respectively.

    Income tax expense differs from amounts computed by applying the U.S. federal statutory tax rate to income before income taxes as follows:


                                                               YEAR ENDED MARCH 31,
                                                     -------------------------------------
                                                         1995           1996        1997
                                                         ----           ----        ----
Federal income tax at statutory rate                 $1,348,143     $1,634,233    $  340,848
State income tax, net of federal tax benefit             80,095        108,439        77,265
Benefit of income reported through Foreign Sales
  Corporation                                          (172,818)      (183,079)     (232,078)
Unbenefited/(benefited) losses of foreign subsidiary
  and rate differences                                  (39,728)       (29,654)       21,164
Unbenefited losses of 51% owned subsidiary               --            151,314       785,846
Effect of non-deductible acquired research and
  development                                            --             --           333,200
Other                                                    53,842        111,201        44,801
                                                     ----------     ----------    ----------
                                                     $1,269,534     $1,792,454    $1,371,046
                                                     ==========     ==========    ==========

    Significant components of deferred tax assets and liabilities are as follows:

                                              MARCH 31,
                                       -------------------------
                                         1996            1997
                                         ----            ----
Deferred tax assets:
  Intangible assets                    $      --       $  87,875
  Inventories                             98,987          91,772
  Bad debts                               46,250          27,750
  Accrued expenses                        46,858          41,133
  Other, net                              76,412           6,959
                                       ---------       ---------
                                         268,507         255,489
Deferred tax liabilities:
  Transaction fees                       (70,300)        (70,300)
  Prepaid expenses                       (17,134)        (70,003)
  Other, net                             (32,389)        (11,588)
                                       ---------       ---------
                                        (119,823)       (151,891)
                                       ---------       ---------
Net deferred tax asset                 $ 148,684       $ 103,598
                                       =========       =========

    Net operating losses of $2,756,000 for the Company's 51% owned PHAST Corporation subsidiary, which are not included in the tables above, can be carried forward to 2012.

    Cash paid for federal income taxes was approximately $1,393,000, $1,086,000, and $1,586,000 for the years ended March 31, 1995, 1996, and 1997, respectively.

9.  ASSET ACQUISITION

    In May 1996, the Company acquired 100% of the outstanding stock of SPS International, Inc. dba AudioEase in exchange for 181,818 shares (valued at $1,500,000) of AMX Corporation common stock in a transaction accounted for as a purchase. AudioEase designs, manufactures and markets hardware and software products for upscale home theatre systems, and whole-home audio/video control and distribution systems, as well as other electronic home systems. Including acquisition costs, the total purchase price was $1,760,000. The purchase price was allocated to the fair market value of assets acquired based on an independent valuation commissioned by the Company. Purchased research and development was valued based on an analysis of AudioEase's products under development which resulted in a charge to expense of $980,000, with no related tax benefit. Of the remaining purchase price, $500,000 was allocated to intangibles, including goodwill, with the remainder allocated to the tangible net assets of AudioEase. The intangibles, including goodwill, are being amortized on a straight-line basis over useful lives ranging from 5 - 15 years. The operations of AudioEase have been consolidated since the date of acquisition.

    The Company's proforma information with the inclusion of AudioEase for the years ending March 31, 1997 and 1996 is as follows (in thousands except per share amounts):


                                         MARCH 31,
                                  ---------------------
                                     1996         1997
                                     ----         ----
Revenue                           $ 35,757     $ 41,819
Net income (loss)                    3,168         (398)
Earnings (loss) per share         $     --     $   (.05)

    In June 1996, the Company purchased all of the assets of Camrobotics, Inc. for cash in a transaction accounted for as a purchase. Of the total purchase price of $334,000, $250,000 was allocated to purchased research and development expense, and the remainder was allocated to the net assets of Camrobotics, Inc.

10.  EQUITY TRANSACTIONS

    Effective March 31, 1995, a group of venture capital firms and an individual (the "New Shareholders") invested $19,150,000 in the Company by purchasing (i) 120,000 shares of $100 par value 8% Series A Redeemable Preferred Stock for $12,000,000, (ii) 3,240,000 shares of common stock for $150,000, and
(iii) $7,000,000 of subordinated debentures. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the debentures, the Series A Preferred Stock and the common stock to the New Shareholders were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: debentures, $7,000,000 (effective yield of 12.8%); Series A Preferred Stock, $9,474,000 (effective yield of 13%); and common stock, $2,676,000 (or $.83 per share). The expenses associated with this transaction were $325,000 and were allocated between the subordinated debentures and redeemable preferred stock. Under certain conditions, as defined, or at March 31, 2002, the New Shareholders could have required the Company to redeem their common stock at its then fair market value. Accordingly, $2,676,000 was reclassified from shareholders' equity at March 31, 1995. This right expired upon consummation of the Company's initial public offering. Additionally, upon consummation of the Company's initial public offering, the Company was required to redeem the preferred stock and retire the subordinated debentures.

    Also, on March 31, 1995, the Company purchased 3,240,000 shares of the existing shareholders' common stock for $20,400,000.

11.  STOCK OPTIONS

    At March 31, 1997, the Company had three stock-based compensation plans outstanding, which are described below. No compensation cost is recognized for its fixed option plans because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

    The 1993 Stock Option Plan, as amended, authorized the granting of options for up to 1,452,544 shares of common stock. All options have a term of ten years and vest over a four year period.

    In September 1995, the Company approved the 1995 Stock Option Plan and the 1995 Director Stock Option Plan. Under the 1995 Stock Option Plan, the Company may grant options for up to 1,000,000 shares. All options have a term of ten years and vest over a four year period. The 1995 Director Stock Option Plan authorized the granting of stock options for up to 250,000 shares to non-employee directors. All options granted under this plan are fully vested and have a term of ten years.

    A summary of the status of the Company's plans as of March 31, 1995, 1996, and 1997, and changes during the years ending on those periods is presented below:
                                                           WEIGHTED AVERAGE
                                               SHARES       EXERCISE PRICE
                                             ---------     ----------------
Outstanding at March 31, 1994                  448,180          $  .95
    Options granted                            141,700            1.68
    Options canceled                            (1,000)           1.05
                                             ---------
Outstanding at March 31, 1995                  588,880            1.13
    Options granted                            600,000            3.64
    Options exercised                         (221,000)           1.00
    Options canceled                           (10,800)           7.00
                                             ---------
Outstanding at March 31, 1996                  957,080            2.67
    Options granted                            153,250            6.58
    Options exercised                          (91,000)           1.19
    Options canceled                          (102,300)           3.30
                                             ---------
Outstanding at March 31, 1997                  917,030         $  3.40
                                             =========
Exercisable at March 31, 1997                  449,980
                                             =========
Available for granting in future periods     1,473,574
                                             =========

    The following table summarizes information about stock options outstanding under the plans as of March 31, 1997:


                       OPTIONS        WEIGHTED AVERAGE        WEIGHTED        OPTIONS
RANGE OF EXERCISE   OUTSTANDING AT       REMAINING        AVERAGE EXERCISE   EXERCISABLE   WEIGHTED AVERAGE
    PRICES             3/31/97        CONTRACTUAL LIFE          PRICE         AT 3/31/97    EXERCISE PRICE
-----------------   --------------    ----------------    ----------------   -----------   ----------------
$.895 to $2.07         601,880           7.4 years              $1.57          376,880          $1.38
$5.75 to $9.00         315,150           8.9 years               6.88           73,100           7.39
                       -------                                                 -------
$.895 to $9.00         917,030           7.9 years              $3.40          449,980          $2.36
                       =======                                                 =======

    Under the 1996 Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 250,000 shares of common stock to employees of the Company at a price equal to 85 percent of the market value at the end of each purchase period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 7,853 shares in 1997 at an average price of $5.82.

    Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants under the fixed option plans in 1997 and 1996, respectively: dividend yield of 0% for both periods; expected volatility of 54.2% for both periods (except for options granted prior to the Company's initial public offering, for which the minimum value method was used); risk free interest rate of 6.36% and 6.67%; and expected lives of 6 years for both periods.

    The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures the estimated fair value of stock-based compensation plans and other options is amortized to expense over the vesting period. The Company's pro forma net income (loss) and net income
(loss) per share is as follows:

                                                              YEAR ENDED MARCH 31
                                                              -------------------
                                                               1996           1997
                                                               ----           ----
Net income (loss)                           As reported    $ 3,014,114   $  (368,554)
                                            Pro forma      $ 2,792,106   $  (592,966)
Net loss applicable to common shareholders  As reported    $  (138,553)  $        --
                                            Pro forma      $  (360,561)  $        --
Net loss per share                          As reported    $      (.02)  $      (.05)
                                            Pro forma      $      (.06)  $      (.08)


    The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

    The weighted-average fair market value of options granted under the options plans during 1997 and 1996 was $3.86 and $1.21, respectively.

12.  PREFERRED STOCK

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

13.  EXPORT SALES

    Export sales from the Company's U.S. operations to unaffiliated customers were as follows:

                                          YEAR ENDED MARCH 31,
                                ---------------------------------------
                                    1995          1996           1997
                                    ----          ----           ----
Asia and the Pacific Rim        $  629,000    $  951,000     $1,437,000
Australia                        1,122,000     1,346,000      1,122,000
Canada                             604,000       880,000        591,000
Europe                           2,039,000     2,705,000      4,797,000
Middle East                         --             --           313,000
Other                              113,000       273,000        389,000
                                ----------    ----------     ----------
                                $4,507,000    $6,155,000     $8,649,000
                                ==========    ==========     ==========

14.  PHAST CORPORATION

    In August 1995, the Company formed its 51% owned subsidiary, PHAST Corporation ("PHAST"), a start-up company that designs and manufactures home automation systems for the residential market, and provided PHAST $1,115,000 to fund its first year of operations.

    In August 1996, the Company's chairman (a 16% shareholder) independently purchased a 29% interest in the common stock of PHAST for $25,000 and purchased $1,475,000 of PHAST's 8% Preferred Stock. Prior to August 1996, the Company had recorded 100% of the losses of PHAST in its consolidated financial statements. Subsequent to the minority ownership investment in August 1996, the Company began allocating PHAST's losses to the minority interest in its 1997 interim financial statements.

    In March 1997, at the request of the Company's Board of Directors and as a condition precedent to further funding of PHAST by the Company, the chairman granted the Company an option through March 1998 to purchase his PHAST securities for $2,500,000, subject to an independent appraisal of at least an equal value.

    Based on the Company's assessment that it is more likely than not that the Company will exercise this option, during the Company's fourth quarter, the Company reversed the losses allocated to the minority interest in earlier interim periods.

    As a result, the Company's consolidated financial statement for the fiscal years ended March 31, 1996 and 1997 include $445,042 and $2,311,312 respectively, of losses from PHAST, representing 100% of PHAST's losses.