Form 10-Q
period 1997-06-30
AMX CORP
filed 1997-08-14
CIK 944248

                      Securities and Exchange Commission
                           Washington, D.C.  20549


                                  FORM 10-Q


   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1997

                                      or

  [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the transition period from ______ to ______

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

COMMON STOCK, $0.01 PAR VALUE                        7,830,226
    (Title of Each Class)        (Number of Shares Outstanding at July 31, 1997)

                              AMX CORPORATION
                                  FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                    INDEX

                                                                         PAGE
                                                                        NUMBER
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheets at June 30, 1997 and March 31, 1997. . . 2

         Consolidated Statements of Operations for the Three Months Ended
         June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Cash Flows for the Three Months ended
         June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 9

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .15

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS

           (In thousands, except for share and per share amounts)

                                                 June 30, 1997    March 31, 1997
                                                 -------------    --------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                       $     658       $   2,092
   Receivables - trade and other; less allowance
      for doubtful accounts of $103 at June 30,
      1997 and $94 at March 31, 1997                   6,763           6,670
   Inventories                                         6,865           4,960
   Prepaid expenses                                      475             472
   Deferred income tax                                    98              98
   Income taxes recoverable                              351              42
                                                   ---------       ---------
Total current assets                                  15,210          14,334

Property and equipment, at cost, net                   3,941           4,030

Capitalized software                                     318             376

Deposits and other                                       731             802

Deferred income tax                                        6               6

Goodwill, net                                            187             193
                                                   ---------       ---------

Total assets                                       $  20,393       $  19,741
                                                   ---------       ---------
                                                   ---------       ---------

See accompanying notes.

                               AMX CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

           (In thousands, except for share and per share amounts)

                                                 June 30, 1997    March 31, 1997
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $  3,955        $  3,259
   Accrued compensation                                  986           1,035
   Accrued sales commission                              601             437
   Reserve for litigation                                  -             750
   Accrued dealer incentives                             266             284
   Other accrued expenses                                208             199
   Line of credit and notes payable                    1,007             188
                                                   ---------       ---------
Total current liabilities                              7,023           6,152

Long-term debt                                            83              92

Minority interest in subsidiary                        1,501           1,501


Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued shares - 7,832,791 at June 30, 1997
         and at March 31, 1997                            78              78
   Additional paid-in capital                          1,827           1,827
   Retained earnings                                   9,928          10,138
   Less common treasury stock  of 5,208 shares           (47)            (47)
                                                   ---------       ---------
Total shareholders' equity                            11,786          11,996
                                                   ---------       ---------

Total liabilities and shareholders' equity         $  20,393       $  19,741
                                                   ---------       ---------
                                                   ---------       ---------

See accompanying notes.

                               AMX CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

          (In thousands, except for share and per share amounts)

                                                        Three Months Ended
                                                             June 30,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
System sales                                         $  12,049      $  7,625
OEM and custom product sales                               985           586
                                                     ---------      ---------
     Net sales                                          13,034         8,211

Cost of sales                                            5,777         3,417
                                                     ---------      ---------
Gross profit                                             7,257         4,794

Selling and marketing expenses                           5,548         3,312
Acquired research and development                           --         1,230
Research and development expenses                        1,037           754
General and administrative expenses                      1,043           692
                                                     ---------      ---------
Operating loss                                            (371)       (1,194)
Interest expense                                            10             5
Other income                                                29            72
                                                     ---------      ---------
Loss before income taxes                                  (352)       (1,127)
Income tax benefit                                        (142)         (582)
                                                     ---------      ---------
Net loss                                               $  (210)      $  (545)
                                                     ---------      ---------
                                                     ---------      ---------

Loss per common share                                 $  (0.03)      $ (0.07)
                                                     ---------      ---------
                                                     ---------      ---------

Common and common equivalent
     shares outstanding                              7,827,583     7,656,359
                                                     ---------      ---------
                                                     ---------      ---------

See accompanying notes.

                               AMX CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                        Three Months Ended
                                                             June 30,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
OPERATING ACTIVITIES
Net loss                                              $  (210)        $  (545)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                       516             184
      Acquired research and development                    --             980
      Provision for losses on receivables                   9             (34)
      Provision for inventory obsolescence                  3               9
      Changes in operating assets and liabilities:
         Receivables                                     (102)           (108)
         Inventories                                   (1,907)            338
         Prepaid expenses                                  (3)             68
         Other current assets                              --              10
         Accounts payable                                 696             (21)
         Accrued expenses                                (644)           (408)
         Income taxes recoverable/payable                (309)           (700)
                                                     ---------      ---------
Net cash used in operating activities                  (1,951)           (227)

INVESTING ACTIVITIES
Purchases of property and equipment                      (293)           (525)
Investment in capitalized software                         --              (8)
Payment to former owner of AudioEase                       --            (180)
Increase in other assets                                   --            (190)
                                                     ---------      ---------
Net cash used in investing activities                    (293)           (903)

FINANCING ACTIVITIES
Exercise of stock options                                  --              64
Purchase of treasury stock                                 --             (47)
Disqualifying disposition of stock options                 --              44
Net increase in line of credit                            850              --
Proceeds from long-term debt                               --             125
Repayments on long-term debt                              (39)           (105)
                                                     ---------      ---------
Net cash provided by financing activities                 811              81
Effect of exchange rate changes on cash                    (1)              2
                                                     ---------      ---------
Net decrease in cash and cash equivalents              (1,434)         (1,047)
Cash and cash equivalents at beginning of period        2,092           4,859
                                                     ---------      ---------
Cash and cash equivalents at end of period             $  658        $  3,812
                                                     ---------      ---------
                                                     ---------      ---------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of AMX common stock in connection with
     AudioEase acquisition                              $  --       $  1,500
                                                     ---------      ---------
                                                     ---------      ---------

See accompanying notes.

                               AMX CORPORATION
                  Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, are unaudited (except for the March 31, 1997 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998.

2.  Earnings Per Share

Earnings per share is based on the weighted average number of common and common equivalent shares outstanding including the effect, if any, of options and warrants.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which is effective for financial statements for periods after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The impact of this change is expected to be immaterial.

3.  Inventories

The components of inventories are as follows:

                                              June 30, 1997    March 31, 1997
                                              -------------    --------------
Raw materials                                    $2,753,305        $2,512,648
Work in progress                                    908,590           446,976
Finished goods                                    3,272,147         2,060,869
Less reserve for obsolescence                       (69,302)          (60,302)
                                              -------------    --------------
Total                                            $6,864,740        $4,960,191
                                              -------------    --------------
                                              -------------    --------------

Subsequent Event

On July 7, 1997, the Company acquired 7,322 shares, representing 29% of the common stock, of its subsidiary PHAST Corporation from the Company's chairman, Scott D. Miller for $25,000 in a cash transaction. The Company had held 51% of the stock of PHAST prior to the purchase. In August 1996, Mr. Miller acquired 14,750 shares of preferred stock of PHAST for an aggregate purchase price of $1,475,000 and acquired 7,322 shares of the common stock of PHAST for an aggregate purchase price of $25,000. In connection therewith, in March 1997, Mr. Miller granted an option to the Company, commencing on April 1, 1997, and expiring on March 31, 1998, to acquire all of Mr. Miller's preferred and common stock in PHAST for an aggregate price of $2.5 million, subject to an independent appraisal of at least an equal value.

The Company also granted Mr. Miller the right to require the Company to purchase his 14,750 shares of preferred stock in PHAST for a per share purchase price of $100 (which is the liquidation preference of the preferred stock), or an aggregate purchase price of $1,475,000, plus accrued but unpaid dividends, at any time from April 1, 1998 through March 31, 1999. In connection therewith, the option granted to the Company in March 1997 to purchase such preferred stock from Mr. Miller was terminated.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

OVERVIEW

AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has introduced several Windows-Registered Trademark--based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink bus as a control panel.

     The Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors, including the seasonal purchasing of its dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the Company's reliance upon dealers and distributors; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company generally experiences higher selling and marketing expenses during the first fiscal quarter of each year due to costs associated with the Company's largest trade show (occurring in June) and experiences higher sales in the education market during the second fiscal quarter of each year due to the buying cycles of educational institutions.

     The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 19 exclusive distributors serving 23 countries and over 93 dealers serving an additional 23 countries to distribute its products.

     OEM and Custom Product Sales have been made only to a few customers and have generally been large and sporadic transactions. During fiscal 1995, 1996, 1997, and the three months ended June 30, 1997, 45%, 56%, 39%, and 60%
respectively, of the Company's OEM and Custom Product Sales have been with one customer whose orders have fluctuated significantly based on their own sales volumes. While the Company's OEM customers typically place orders for products several months before the scheduled shipment date, these orders are subject to rescheduling and cancellation. Also, OEM customers can redesign their products without the AMX equipment in them resulting in reduced or eliminated sales to such customers. One of the Company's strategies for growth is to increase OEM and Custom Product Sales to large customers that typically carry lower gross margins, but also have lower selling expenses.

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

     The Company's selling and marketing expenses category also includes customer service and support and engineering. The engineering department of the Company is involved in research and development as well as customer support and service. Additionally, the Company has created sales support teams, which are focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

     The Company intends to commit resources to develop new software for specific vertical markets to expand system sales and provide value-add to its hardware products. An example of this is the Synergy Electronic Classroom System ("Synergy"). A similar commitment is the Company's investment in PHAST Corporation which commenced in August 1995. This subsidiary designed and has recently begun shipments of control systems and products for home automation. The Company has advanced $4,039,000 to PHAST as of June 30, 1997, and has recorded losses of $898,720, $2,311,000 and $445,000 for the three months ended June 30, 1997 and the years ending March 31, 1997 and March 31, 1996, respectively. Although management believes that significant investments such as these are appropriate, such investments can and have had a negative impact on the Company's results of operations.

     Results of Operations

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month periods ended June 30, 1997 and 1996:


                                                            THREE MONTHS
                                                            ------------
                                                            ENDED JUNE 30
                                                            -------------
                                                           1997         1996
                                                          -------     -------
System sales                                               92.4%        92.9%
OEM and custom product sales                                7.6          7.1
                                                          -------    -------
   Net sales                                              100.0        100.0
Cost of sales                                              44.3         41.6
                                                          -------    -------
Gross profit                                               55.7         58.4
Selling and marketing expenses                             42.6         40.3
Acquired research and development                             -         15.0
Research and development expenses                           8.0          9.2
General and administrative expenses                         8.0          8.4
                                                          -------     -------
   Operating loss                                          (2.9)       (14.5)
Interest expense                                            0.1          0.1
Other income (expense), net                                 0.2          0.9
                                                          -------     -------
Loss before income taxes                                   (2.8)       (13.7)
Income taxes                                               (1.1)        (7.1)
                                                          -------     -------
Net loss                                                   (1.7)%       (6.6)%
                                                          -------     -------
                                                          -------     -------


THREE MONTHS ENDED JUNE 30, 1997 RESULTS COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     SYSTEM SALES were $12.0 million for the three months ended June 30, 1997, up 58% over the same period last year and OEM AND CUSTOM PRODUCT SALES were $1.0 million for the three months ended June 30, 1997, up 68.1% from the same period last year. NET SALES for the three months ended June 30, 1997, were $13.0 million, up 58.8% from $8.2 million recorded for the comparable period of the prior year. The increase in System sales in the three months ended June 30, 1997 over the prior year represented the Company's continued growth in all of its markets.

The largest increase has occurred in the residential market. This increase is fueled by shipments from AMX's subsidiary, PHAST Corporation. PHAST began shipping its

Landmark System in the fourth quarter of fiscal 1997. Therefore, the quarter ending June 30, 1997 represents the first full quarter of shipments for this products. Additionally, Audio Ease, another of AMX's subsidiaries which sells its products into the residential market, was acquired midway through the first quarter of fiscal year 1997. Therefore, in addition to their revenue growth from the prior year, shipments were made for the entire quarter this year.

AMX also experienced growth in its international sales. This is a result in part of the addition of distributors and dealers to the Company's international distribution channel. The Company has also experienced an increase in sales from its subsidiary, AXCESS, which distributes not only AMX products but also other audio visual products as well. The Company has targeted growth in its international sales as a part of its long-term strategy.

     COST OF SALES consists of material, labor, and manufacturing overhead, and was $5.8 million or 44.3% of net sales in the three months ended June 30, 1997, as compared to $3.4 million or 41.6% of net sales in the comparable period of the prior year. The increase for the three months ended June 30, 1997 is due to the increase in residential sales, the increase in OEM sales, and the increase in sales of AXCESS, all of which experience higher cost of sales than the corporate market

     SELLING AND MARKETING EXPENSES increased from $3.3 million, or 40.3% of net sales for the three months ended June 30, 1997, to $5.5 million or 42.6% of net sales for the same period of the current year. This increase reflects the investment the Company is making in expanding its presence in Asia and the Pacific Rim by the expansion of its Singapore office which began in January of 1997, as well as the increase in spending on customer service and support in its Dallas headquarters. The Company also increased its spending on trade shows during the quarter ending June 30, 1997 compared to last year.

     ACQUIRED RESEARCH AND DEVELOPMENT was recorded during the period last year due to the acquisition of AudioEase. There were no such charges during the quarter ended June 30, 1997.

     RESEARCH AND DEVELOPMENT EXPENSES increased from $.8 million, or 9.2% of net sales for the three months ended June 30, 1997, to $1.0 million or 8.0% of net sales for the same period of the current year.

     GENERAL AND ADMINISTRATIVE EXPENSES increased from $.7 million in the three months ended June 30, 1996, or 8.4% of net sales to $1.0 million or 8.0% of net sales in the three months ended June 30, 1997.

     The Company's EFFECTIVE TAX RATE was 40.3% during the three months ended June 30, 1997 compared to 51.6% in the same period last year. The estimated effective annual tax rate decreased from the previous year because the Company will be able to deduct the losses incurred by PHAST after July 1, 1997, on its current consolidated tax return. This is because the Company increased its stock ownership in PHAST to 80% at July 1,

1997. Additionally, last year the Company was not able to deduct the acquired research and development costs which had the effect of increasing the estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In the three months ended June 30, 1997, the Company used $2 million of cash in operations. The Company spent $300,000 primarily for the purchase of computer equipment.

     Additionally, the Company has a revolving loan agreement for $5.0 million which expires on July 15, 1998, which provides for interest at the bank's contract rate which is expected to approximate prime. At June 30, 1997, $850,000 was outstanding under the revolving loan agreement.

     The Company expects to spend approximately $1.4 million for capital expenditures in fiscal 1998.

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

     In June 1996, the Company acquired 100% of the assets of Camrobotics, Inc. a designer and developer of pan and tilt cameras for a purchase price of $250,000. Payment was made with $125,000 in cash and the delivery of a $125,000 note payable due in November 1997. The majority of the purchase price was allocated to in-process research and development projects. In accordance with generally accepted accounting principles, the purchase price allocated to in-process research and development projects was expensed in a one-time charge to the Company's consolidated earnings as of the date of the consummation of the combination

     The Company believes that cash flow from operations, the Company's existing cash resources and funds available under its revolving loan facility will be adequate to fund its working capital and capital expenditure requirements for at least the next 12 months. An important element of the Company's business strategy has been, and continues to be, the acquisition of similar businesses and complementary products and technology and the integration of such businesses and products and technology into the

Company's existing operations. Such future acquisitions, if they occur, may require that the Company seek additional funds.

CONTINGENCIES

     The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

                                AMX CORPORATION
                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated herein from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     3.1 Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 4.1 to the Company's Form S-8 filed March 11, 1996, File No. 333-2202).

     3.2 Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

     3.3 Amendment to Amended and Restated Bylaws of the Company. (Incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

     4.1 Specimen certificate for the Common Stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

    +27.1 Financial Data Schedule.

b.   Reports on Form 8-K

     None



--------------------------
     Filed herewith.

                                AMX CORPORATION
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMX Corporation



Date:    August 13, 1997               By:  /s/ David E. Chisum
                                            --------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)