Form 10-Q
period 1997-09-30
AMX CORP
filed 1997-11-14
CIK 944248

                       Securities and Exchange Commission
                             Washington, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1997

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


     COMMON STOCK, $0.01 PAR VALUE                      8,196,824
        (Title of Each Class)               (Number of Shares Outstanding at
                                                     October 31, 1997)

                                 AMX CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                      INDEX


                                                                 PAGE NUMBER

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets at September 30, 1997 and
          March 31, 1997                                               2

          Consolidated Statements of Income for the Three and
          Six Months Ended September 30, 1997 and 1996                 4

          Consolidated Statements of Cash Flows for the Six
          Months ended September 30, 1997 and 1996                     5

          Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           15

Item 4    Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K                            15

          SIGNATURES                                                  17

                                 AMX CORPORATION
                           CONSOLIDATED BALANCE SHEETS

             (In thousands, except for share and per share amounts)

                                                   September 30, 1997   March 31, 1997
                                                   ------------------   --------------

                                        ASSETS
Current assets:
   Cash and cash equivalents                              $   864          $ 2,092
   Receivables - trade and other; less allowance
      for doubtful accounts of $111 at September 30,
      1997 and $94 at March 31, 1997                        8,057            6,670
   Inventories                                              7,809            4,960
   Prepaid expenses                                           399              472
   Deferred income tax                                         98               98
   Income taxes recoverable                                    11               42
                                                          -------          -------
Total current assets                                       17,238           14,334

Property and equipment, at cost, net                        4,334            4,030

Capitalized software                                          261              376

Deposits and other                                            790              802

Deferred income tax                                             6                6

Goodwill, net                                                 182              193
                                                          -------          -------


Total assets                                              $22,811          $19,741
                                                          -------          -------
                                                          -------          -------

                                 AMX CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

             (In thousands, except for share and per share amounts)

                                                    September 30, 1997  March 31, 1997
                                                    ------------------  --------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 4,329          $ 3,259
   Accrued compensation                                     1,539            1,035
   Accrued sales commission                                   597              437
   Reserve for litigation                                       -              750
   Accrued dealer incentives                                  335              284
   Other accrued expenses                                     263              199
   Line of credit and notes payable                         1,725              188
                                                          -------          -------
Total current liabilities                                   8,788            6,152

Long-term debt, less current portion                           82               92

Deferred tax liability                                          -                -

Minority interest in subsidiary                             1,476            1,501


Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued shares - 7,846,010 at September 30, 1997
         and 7,832,791 at March 31, 1997                       78               78
   Additional paid-in capital                               1,892            1,827
   Retained earnings                                       10,542           10,138
   Less common treasury stock  of 5,208 shares                (47)             (47)
                                                          -------          -------
Total shareholders' equity                                 12,465           11,996
                                                          -------          -------

Total liabilities and shareholders' equity                $22,811          $19,741
                                                          -------          -------
                                                          -------          -------

See accompanying notes.

                                 AMX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

             (In thousands, except for share and per share amounts)

                                     Three Months Ended    Six Months Ended
                                        September 30         September 30
                                     -----------------   ---------------------
                                      1997       1996       1997       1996
                                      ----       ----       ----       ----
System sales                        $  14,353  $  9,953  $  26,402  $   17,579
OEM and custom product sales              485       777      1,470       1,363
                                    --------- ---------  ---------   ---------
     Net sales                         14,838    10,730     27,872      18,942

Cost of sales                           6,346     3,914     12,123       7,332
                                    --------- ---------  ---------   ---------
Gross profit                            8,492     6,816     15,749      11,610
                                    --------- ---------  ---------   ---------
Selling and marketing expenses          5,162     3,631     10,710       6,943
Research and development expenses         974       586      2,011       1,339
Acquired research and development           -         -          -       1,230
General and administrative expenses     1,326     1,116      2,369       1,808
                                    --------- ---------  ---------   ---------
Total Operating Expenses                7,462     5,333     15,090      11,320
                                    --------- ---------  ---------   ---------
Operating income                        1,030     1,483        659         290
Interest expense (income)                  38       (2)         48           4
Other income                               40        68         69         141
                                    --------- ---------  ---------   ---------
Income before income taxes              1,032     1,553        680         427
Income tax provision                      417       782        274         201

Minority interest                           -      (235)         -        (235)
                                    --------- ---------  ---------   ---------
Net income                          $     615 $   1,006  $     406   $     461
                                    --------- ---------  ---------   ---------
                                    --------- ---------  ---------   ---------
Earnings per common share           $    0.07 $    0.12  $    0.05   $    0.06
                                    --------- ---------  ---------   ---------
                                    --------- ---------  ---------   ---------
Common and common equivalent
     shares outstanding             8,279,498 8,277,994  8,246,024   8,266,203
                                    --------- ---------  ---------   ---------
                                    --------- ---------  ---------   ---------

See accompanying notes.

                                 AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                     Six Months Ended September 30,
                                                            1997         1996
                                                            ----         ----
OPERATING ACTIVITIES
Net income                                                $   406     $   461
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                           911         413
      Acquired research and development                         -         980
      Provision for losses on receivables                      17         (34)
      Provision for inventory obsolescence                      3         (12)
      Changes in operating assets and liabilities:
         Receivables                                       (1,404)       (447)
         Inventories                                       (2,852)       (286)
         Other                                                (31)
         Prepaid expenses                                      73          21
         Accounts payable                                   1,070         135
         Accrued expenses                                      29         (27)
         Income taxes recoverable/payable                      31         (56)
                                                          -------     -------
Net cash provided by (used in) operating activities        (1,747)      1,148

INVESTING ACTIVITIES
Purchases of property and equipment                        (1,046)     (1,114)
Investment in capitalized software                              -         (81)
Payment to former owner of AudioEase                            -        (180)
Minority interest in PHAST                                    (25)        714
Increase in other assets                                        -        (502)
                                                          -------     -------
Net cash used in investing activities                      (1,071)     (1,163)

FINANCING ACTIVITIES
Sale of stock                                                  65          26
Exercise of stock options                                       -          86
Purchase of treasury stock                                      -         (47)
Disqualifying disposition of stock options                      -          44
Net increase in line of credit                              1,600           -
Proceeds from long-term debt                                    -         125
Repayments on long-term debt                                  (73)       (170)
                                                          -------     -------
Net cash provided by financing activities                   1,592          64
Effect of exchange rate changes on cash                        (2)          3
                                                          -------     -------
Net increase (decrease) in cash and cash equivalents       (1,228)         52

Cash and cash equivalents at beginning of period            2,092       4,859
                                                          -------     -------
Cash and cash equivalents at end of period                $   864     $ 4,911
                                                          -------     -------
                                                          -------     -------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of AMX common stock in connection with
     AudioEase acquisition                                $     -     $ 1,500
                                                          -------     -------
                                                          -------     -------

See accompanying notes.

                                 AMX CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1997

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

Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998.

2.  Earnings Per Share

Earnings per share is based on the weighted average number of common and common equivalent shares outstanding including the dilutive effect of options and warrants outstanding.

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

3.  Inventories

The components of inventories are as follows:

                                   September 30, 1997   March 31, 1997
                                   ------------------   --------------
Raw materials                           $3,011,918        $2,512,648
Work in progress                         1,049,208           446,976
Finished goods                           3,826,332         2,060,869
Less reserve for obsolescence              (78,802)          (60,302)
                                        ----------        ----------
Total                                   $7,808,656        $4,960,191
                                        ----------        ----------
                                        ----------        ----------

4.  Asset Acquisition

In August 1996, the Company's chairman, Scott D. Miller acquired 14,750 shares of preferred stock of PHAST for an aggregate purchase price of $1,475,000 and acquired 7,322 shares of the common stock of PHAST for an aggregate purchase price of $25,000. In March 1997, Mr. Miller granted an option to the Company, commencing on April 1, 1997 and expiring on March 31, 1998, to acquire all of Mr. Miller's preferred and common stock in PHAST for an aggregate price of $2.5 million, subject to an independent appraisal indicating at least an equal value.


On July 7, 1997, the Company acquired 7,322 shares of common stock, representing 29% of the stock of its subsidiary, PHAST Corporation, from Mr. Miller for $25,000 in a cash transaction. The Company had held 51% of the stock of PHAST prior to the purchase. The Company also granted Mr. Miller the right to require the Company to purchase his 14,750 shares of preferred stock in PHAST for a per share purchase price of $100 (which is the liquidation preference of the preferred stock), or an aggregate purchase price of $1,475,000, plus accrued but unpaid dividends, at any time from April 1, 1998 through March 31, 1999. In connection therewith, the option granted to the Company in March 1997 to purchase such preferred stock from Mr. Miller was terminated.

On August 14, 1997, the Company announced an agreement in principle to purchase the remaining 20% of the stock of PHAST from its employee shareholders. The agreement required the Company to issue 350,814 shares of its common stock, and a de minimis amount of cash in exchange for 6,421 shares of PHAST stock. The agreement was executed on October 14, 1997 and the shares of AMX common stock were issued on October 23, 1997.

In October 1997, the Company agreed to issue up to 500,000 options to acquire shares of AMX common stock to various employees of PHAST and AudioEase, both of which are subsidiaries of the Company. The options issued by AMX are subject to shareholder approval and have performance conditions which are required to be met before the options vest.

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

FORWARD LOOKING INFORMATION

Certain information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industry and in the Company's market areas, changes in raw materials, economic conditions in its markets, and demands placed on management. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. These risks and uncertainties could result in lower revenues, gross margin compression, and higher than expected expenses.

OVERVIEW

AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has introduced several Windows-R-based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink bus as a control panel.

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

   OEM and Custom Product Sales have been made only to a few customers and have generally been large and sporadic transactions. During fiscal 1995, 1996, 1997, and the six months ended September 30, 1997, 45%, 56%, 39%, and 40% respectively, of the Company's OEM and Custom Product Sales have been with one customer whose orders have fluctuated significantly based on their own sales volumes. While the Company's OEM customers typically place orders for products several months before the scheduled shipment date, these orders are subject to rescheduling and cancellation. Also, OEM customers can redesign their products without the AMX equipment in them resulting in reduced or eliminated sales to such customers. One of the Company's strategies for growth is to increase OEM and Custom Product Sales to large customers that typically carry lower gross margins, but also have lower selling expenses.

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

   The Company's selling and marketing expenses also include costs associated with expanding its presence into the Pacific Rim region. In August 1995, the company formed a wholly owned subsidiary, AMX Control Systems Pte. Ltd., as a representative company in Singapore in order to provide customer support for the sale of its products into that region. Late in the fiscal year ended March 31, 1997, the Company committed to expand the operations of this subsidiary and has increased the operations of AMX Control Systems Pte. Ltd. to include additional customer support, marketing support, product programming, and product training for its customers in the region.

   The Company also has committed resources to develop new software for specific vertical markets to expand system sales and to provide added value to its hardware products. The Company's investment in PHAST Corporation, which commenced in August 1995, is an example of this commitment. This subsidiary designed and has recently begun shipments of control systems and products for home automation. As of September 30, 1997, the Company has advanced $4,794,000 to PHAST, and has recorded net losses of $1,227,883, $2,311,000 and $445,000 for the six months ended September 30, 1997 and the years ended March 31, 1997 and March 31, 1996, respectively. Although management believes that significant investments such as these are appropriate, such investments can and have had a negative impact on the Company's results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 RESULTS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

   NET SALES for the second quarter were $14.8 million, up 38% over the net sales in the second quarter of the prior year of $10.7 million. The increase in sales was driven by growth in residential and international sales. Residential sales increased 106% primarily as a result of $911,000 sales from PHAST this year which did not occur in the second quarter last year. International sales increased 70% over the same quarter last year.

   COST OF SALES consists of material, labor, and manufacturing overhead, and was $6.3 million or 42.8% of net sales for the second quarter of 1998, as compared to $3.9 million or 36.5% of net sales in the comparable period of the prior year. The increase in cost of sales is due primarily to the increase in residential and international sales noted above, both of which have historically experienced higher percentage cost of sales than the Company's core business. The cost of sales in the residential market approximates 50%. However, the Company has also been adversely affected by the manufacturing variances caused by the under absorption of overhead costs at PHAST and AudioEase. The core business of the Company, which is comprised mostly of corporate sales, has maintained its historical cost of sales percentage of 39%.

   SELLING AND MARKETING EXPENSES increased from $3.6 million, or 33.8% of net sales for the second quarter last year to $5.2 million or 34.8% of sales for the second quarter this year. Both the increase in dollars and the percentage increase were driven by the emergence of PHAST and the expansion of the sales and marketing activities in the Company's subsidiary, AMX Control Systems Pte. Ltd. These companies accounted for $575,700 of the total increase of $1.6 million for the quarter. The remaining sales and marketing expenses were consistent with or lower than the historical percentage of net sales.

   RESEARCH AND DEVELOPMENT EXPENSES were $974,000, or 6.6% of net sales in the second quarter of 1998 compared to $586,000 and 5.5% of net sales last year. The increase in spending is a result of AMX's commitment to the development of new products to maintain its competitive position in its marketplace.

   GENERAL AND ADMINISTRATIVE EXPENSES were $1.3 million, or 8.9% of net sales during the second quarter of 1998 compared to $1.1 million and 10.4% of net sales for the second quarter last year. The decrease was a result of the elimination of legal expenses associated with litigation the Company was involved with last year.

   MINORITY INTEREST of $235,000 was recorded in the second quarter last year due to the preferred stock investment made in the Company's subsidiary, PHAST. In the Company's fourth quarter of last fiscal year, management decided that it would more likely than not exercise its option to purchase the preferred stock, and accordingly, has not recorded any additional minority interest in its consolidated financial statements.

   The Company's EFFECTIVE TAX RATE was 50.4% in the second quarter of last year compared to 40.4% in the second quarter this year. The effective tax rate has been reduced by the Company's ability to include PHAST in its consolidated tax return as a result of its purchase of PHAST shares that moved the Company's total holding above 80%. Also, last year the Company was adversely affected by the acquired research and development expenses, which it was not allowed to deduct on its tax return.

SIX MONTHS ENDED SEPTEMBER 30, 1997 RESULTS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996.

   NET SALES were $27.9 million for the six months ended September 30, 1997, up 47.1% over the $18.9 million in sales for the comparable period in the prior year. The increase in sales was driven by growth in residential and international sales. Residential sales are up 125% over the same period last year due to shipment of products from PHAST, which did not occur last year. International sales increased 71% over the same period last year, driven by sales in the Company's UK subsidiary, AXCESS Technologies and the increase in sales in the Pacific Rim.

   COST OF SALES were $12.1 million or 43.5% of net sales in the six months ended September 30, 1997, as compared to $7.3 million or 38.7% of net sales in the comparable period of the prior year. The increase for the six months ended September 30, 1997 is due to the increase in residential and international sales noted above, both of which have historically experienced higher percentage cost of sales than the Company's core business. The cost of sales in the residential market approximates 50%. However, the Company has also been adversely affected by the manufacturing variances caused by the under absorption of overhead costs at PHAST and AudioEase.

   SELLING AND MARKETING EXPENSES increased from $6.9 million, or 36.7% of net sales for the six months ended September 30, 1996 to $10.7 million or 38.4% of sales for the same period of the current year. Expenses increased as a result of the emergence of PHAST and the increased commitment by the Company to its Singapore subsidiary, AMX Control Systems Pte. Ltd.. These two companies accounted for $985,000 of the $3.8 million increase. The remaining sales and marketing expenses were consistent with or lower than the historical percentage of net sales.

   ACQUIRED RESEARCH AND DEVELOPMENT was $1.2 million for the six months ended September 30, 1996 resulting from the allocation of costs associated with the acquisitions of AudioEase and Camrobotics, which occurred in May and June 1996, respectively.

   RESEARCH AND DEVELOPMENT EXPENSES were $2.0 million for the six months ending September 30, 1997 compared to $1.3 million for the same period last year. This represents 7.2% and 7.1% of net sales respectively. The increase in spending reflect the Company's continued commitment to the development of its products.

   GENERAL AND ADMINISTRATIVE EXPENSES were $2.4 million for the six months ending September 30, 1997, up from $1.8 million for the same period last year. This represents a decrease from 9.5% of net sales to 8.5% of net sales. The decrease is a result of the elimination of legal expenses associated with the litigation which the Company settled in the fourth quarter of last year.

   The Company's EFFECTIVE TAX RATE was 40.3% for the six months ended September 30, 1997 and 47.1% for the same period last year. The effective tax rate has been reduced by the Company's ability to include PHAST in its consolidated tax return due to its purchase of shares that moved the Company's total holding above 80%. Also, last year the Company was adversely affected by the acquired research and development expenses, which it was not allowed to deduct on its tax return. There remain $3.5 million in PHAST losses which will be carried forward and applied against any future net income generated by PHAST.

LIQUIDITY AND CAPITAL RESOURCES

   For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In the six months ended September 30, 1997, the Company used $1.7 million of cash in operations. The Company spent $1.0 million in capital expenditures, primarily for the purchase of computer equipment and for furniture and fixtures and leasehold improvements associated with the expansion of its headquarters in Dallas, Texas.

   The Company has a revolving loan agreement for $5.0 million which expires on July 15, 1998, which provides for interest at the bank's contract rate which is expected to approximate prime. At September 30, 1997, $1.6 million was outstanding under the revolving loan agreement.

   The Company expects to spend approximately $1.8 million for capital expenditures in fiscal 1998.

   The Company utilizes a significant number of computer software programs and operating systems in its operations, including applications used in manufacturing, product development, financial business systems, and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000", some level of modification or even possibly replacement of such applications will be necessary. The Company is currently in the process of completing its identification of applications that are not "Year 2000" compliant. Given information known at this time about Company systems having such issues, coupled with the Company's on-going, normal course of business efforts to upgrade or replace business critical systems, as necessary, it is currently not expected that these "Year 2000" costs will have any material adverse impacts on the Company's liquidity or its results of operations.

   In May 1996, the Company acquired 100% of SPS International, Inc. dba AudioEase. AudioEase designs, manufactures, and markets hardware and software products for upscale home theater systems whole-home audio/video control and distribution systems, as well as other electronic home systems. The acquisition was completed at a purchase price of $1.5 million paid in 181,818 shares of AMX Corporation common stock. The Company engaged an independent appraisal company to assist in allocating the purchase price of AudioEase. The majority of the purchase price was allocated to in-process research and development projects. In accordance with generally accepted accounting principles, the purchase price allocated to in-process research and development projects was expensed in a one-time charge to the Company's consolidated earnings as of the date of the consummation of the combination.

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

   On July 7, 1997, the Company acquired 7,322 shares of common stock, representing 29% of the stock of its subsidiary, PHAST Corporation, from the Company's chairman, Scott D. Miller for $25,000 in a cash transaction. The Company had held 51% of the stock of PHAST prior to the purchase. The Company also granted Mr. Miller the right to require the Company to purchase his 14,750 shares of preferred stock in PHAST for a per share purchase price of $100 (which is the liquidation preference of the preferred stock), or an aggregate purchase price of $1,475,000, plus accrued but unpaid dividends, at any time from April 1, 1998 through March 31, 1999.

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

CONTINGENCIES

   The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position, or liquidity of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                 AMX CORPORATION
                           PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to this item is incorporated herein from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Shareholders of AMX Corporation was held on August 13, 1997 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

     1. Election of Directors.

                                                SHARES
                                               WITHHELD
                                              FROM VOTING         BROKER
                                  FOR              FOR          NON-VOTES *
     Scott D. Miller           5,024,174         11,369              -
     Joe Hardt                 5,026,074          9,469              -
     Peter York                5,026,174          9,369              -
     Thomas S. Roberts         5,026,274          9,269              -
     Harvey B. Cash            5,026,274          9,269              -
     J. Otis Winters           5,026,274          9,269              -


     2. Ratification of Ernst & Young LLP as auditors

                                                            BROKER
         FOR           AGAINST          ABSTAIN           NON-VOTES *
     5,021,124          1,250            13,169                -

* Broker non-votes occur where a broker holding stock in street name does not vote those shares.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     3.1 Amended and Restated Articles of Incorporation the Company. (Incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, File No. 333-2202).

    +3.2       Amended and Restated Bylaws of the Company, as amended.

     4.1 Specimen certificate for the Common Stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

   +27.1  Financial Data Schedule.

b.   Reports on Form 8-K

     None

-----------------------
+ Filed herewith.

                                 AMX CORPORATION
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMX Corporation



Date:  November 13, 1997           By:  /s/ David E. Chisum
                                       ------------------------------------
                                   David E. Chisum
                                   Chief Financial Officer (Duly Authorized
                                   Officer and Principal Financial Officer)