Form 10-Q
period 1997-12-31
AMX CORP
filed 1998-02-13
CIK 944248

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the Quarterly Period Ended December 31, 1997

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


    COMMON STOCK, $0.01 PAR VALUE                          8,221,949
       (Title of Each Class)                     (Number of Shares Outstanding
                                                     at January 31, 1998)

                                AMX CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                     INDEX


                                                                   PAGE NUMBER

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets at December 31, 1997
           and March 31, 1997                                            3,4

           Consolidated Statements of Operations for the Three
           and Nine months ended December 31, 1997 and 1996              5

           Consolidated Statements of Cash Flows for the Nine
           months ended December 31, 1997 and 1996                       6

           Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                   17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             18

Item 2.    Changes in Securities and Use of Proceeds                     18

Item 6.    Exhibits and Reports on Form 8-K                              18,19

           SIGNATURES                                                    20

                          AMX CORPORATION
                    CONSOLIDATED BALANCE SHEET

                      (Dollars In thousands)

                                                     December 31, 1997   March 31, 1997
                                                     -----------------   --------------
                                                        (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents                             $       704        $    2,092
  Receivables - trade and other; less allowance
    for doubtful accounts of $195 at December 31
    1997 and $94 at March 31, 1997                            9,512             6,670
  Inventories                                                 8,369             4,960
  Prepaid expenses                                              599               472
  Deferred income tax                                            98                98
  Income taxes recoverable                                        -                42
                                                        -----------        ----------
Total current assets                                         19,282            14,334

Property and equipment, at cost, net                          4,458             4,030

Capitalized software                                            219               376

Deposits and other                                              407               802

Deferred income tax                                               6                 6

Goodwill, net                                                 1,034               193
                                                        -----------        ----------
Total assets                                            $    25,406        $   19,741
                                                        -----------        ----------
                                                        -----------        ----------

                               AMX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                   (Dollars In thousands, except par value)

                                                     December 31, 1997   March 31, 1997
                                                     -----------------   --------------
                                                        (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $     4,490        $    3,259
  Accrued compensation                                        1,339             1,035
  Accrued sales commission                                      749               437
  Reserve for litigation                                          -               750
  Accrued dealer incentives                                     335               284
  Other accrued expenses                                        214               199
  Income taxes payable                                           24                 -
  Line of credit and notes payable                            3,087               188
                                                        -----------        ----------
Total current liabilities                                    10,238             6,152

Long-term debt, less current portion                             57                92

Minority interest in subsidiary                               1,475             1,501


Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 40,000,000
    Issued shares - 8,196,949 at December 31, 1997
      and 7,832,791 at March 31, 1997                            82                78
  Additional paid-in capital                                  3,784             1,827
  Retained earnings                                           9,817            10,138
  Less treasury stock of 5,208 shares                           (47)              (47)
                                                        -----------        ----------
Total shareholders' equity                                   13,636            11,996
                                                        -----------        ----------
Total liabilities and shareholders' equity              $    25,406        $   19,741
                                                        -----------        ----------
                                                        -----------        ----------

See accompanying notes.

                                            AMX CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                              (In thousands, except for per share amounts)

                                                         Three Months Ended            Nine Months Ended
                                                             December 31                  December 31
                                                       -----------------------      -----------------------
                                                          1997          1996           1997          1996
                                                       ---------     ---------      ---------     ---------
System sales                                           $  14,484     $  10,083      $  40,886     $  27,661
OEM and custom product sales                                 657           921          2,127         2,284
                                                       ---------     ---------      ---------     ---------
  Net sales                                               15,141        11,004         43,013        29,945
Cost of sales                                              7,052         4,288         19,174        11,620
                                                       ---------     ---------      ---------     ---------
Gross profit                                               8,089         6,716         23,839        18,325
                                                       ---------     ---------      ---------     ---------
Selling and marketing expenses                             4,914         3,909         15,625        10,851
Research and development expenses                            896           830          2,907         2,170
General and administrative expenses                        1,098           899          3,467         2,707
Acquired research and development                            -             -              -           1,230
Costs associated with acquisition of minority
 interest and merger of subsidiaries                       1,694           -            1,694           -
                                                       ---------     ---------      ---------     ---------
Total operating expenses                                   8,602         5,638         23,693        16,958
                                                       ---------     ---------      ---------     ---------
Operating income (loss)                                     (513)        1,078            146         1,367
Interest expense                                              38             8             86            12
Other income                                                  19            81             87           222
                                                       ---------     ---------      ---------     ---------
Income (loss) before income taxes                           (532)        1,151            147         1,577
Income tax provision                                         195           777            469           977

Minority interest                                            -            (749)           -            (984)
                                                       ---------     ---------      ---------     ---------
Net income (loss)                                      $    (727)        1,123      $    (322)        1,584
                                                       ---------     ---------      ---------     ---------
                                                       ---------     ---------      ---------     ---------
Basic earnings (loss) per share                        $   (0.09)    $    0.14      $   (0.04)    $    0.20
                                                       ---------     ---------      ---------     ---------
                                                       ---------     ---------      ---------     ---------
Diluted earnings (loss) per share                      $   (0.09)    $    0.14      $   (0.04)    $    0.19
                                                       ---------     ---------      ---------     ---------
                                                       ---------     ---------      ---------     ---------

                                       AMX CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (In thousands)

                                                                   Nine Months Ended December 31,
                                                                   -------------------------------
                                                                     1997                   1996
                                                                   --------               --------
OPERATING ACTIVITIES
Net income (loss)                                                  $  (322)               $ 1,584
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                      1,758                    735
  Acquired research and development                                    -                      980
  Costs associated with acquisition of minority interest             1,164
  Provision for losses on receivables                                  101                    (50)
  Provision for inventory obsolescence                                  27                    (12)
  Changes in operating assets and liabilities:
    Receivables                                                     (2,943)                (1,043)
    Inventories                                                     (3,436)                (1,080)
    Prepaid expenses                                                  (127)                   (83)
    Accounts payable                                                 1,231                   (119)
    Accrued expenses                                                   (68)                    33
    Income taxes recoverable/payable                                    65                    477
                                                                   -------                -------
Net cash provided by (used in) operating activities                 (2,550)                 1,422

INVESTING ACTIVITIES
Purchases of property and equipment                                 (1,567)                (1,488)
Investment in capitalized software                                     (15)                  (253)
Payment to former owner of AudioEase                                   -                     (180)
Minority interest in PHAST                                             (26)                   516
Increase in other assets                                              (162)                  (576)
                                                                   -------                -------
Net cash used in investing activities                               (1,770)                (1,981)

FINANCING ACTIVITIES
Issuance of stock                                                       53                     26
Exercise of stock options                                               14                     86
Purchase of treasury stock                                             -                      (47)
Disqualifying disposition of stock options                             -                       44
Net increase in line of credit                                       2,900                    -
Proceeds from long-term debt                                           -                      125
Repayments on long-term debt                                           (35)                  (189)
                                                                   -------                -------
Net cash provided by financing activities                            2,932                     45
Effect of exchange rate changes on cash                                -                        3
                                                                   -------                -------
Net decrease in cash and cash equivalents                           (1,388)                  (511)
Cash and cash equivalents at beginning of period                     2,092                  4,859
                                                                   -------                -------
Cash and cash equivalents at end of period                         $   704                $ 4,348
                                                                   -------                -------
                                                                   -------                -------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of AMX common stock in connection with
 PHAST acquisition                                                 $ 1,894                $   -
                                                                   -------                -------
                                                                   -------                -------
Issuance of AMX common stock in connection with
 AudioEase acquisition                                             $   -                  $ 1,500
                                                                   -------                -------
                                                                   -------                -------

See accompanying notes.

                               AMX CORPORATION
                 Notes to Consolidated Financial Statements
                              December 31, 1997

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

Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998.

2.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128 (FAS 128), "Earnings Per Share."   Statement 128 replaced the
previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended      Nine Months Ended
                                                   December 31,            December 31,
                                                 1997        1996        1997        1996
                                                 ----        ----        ----        ----
Numerator:
 Net income (loss)                             $   (727)   $  1,123    $   (322)   $  1,584

Denominator:
Denominator for basic earnings per
  share - weighted-average shares
  outstanding                                 8,142,146   7,798,548   7,940,088   7,750,212
Effect of dilutive securities:
Employee stock options                              n/a     420,112     423,163     497,951

Denominator for diluted earnings per share    8,142,146   8,218,660   8,363,251   8,248,163

Basic earnings per share                       $  (0.09)    $  0.14    $  (0.04)    $  .020
Diluted earnings per share                     $  (0.09)    $  0.14    $  (0.04)    $  .019

3.  Inventories

The components of inventories are as follows:

                                        December 31, 1997    March 31, 1997
                                        -----------------    --------------
Raw materials                               $4,124,301         $2,512,648
Work in progress                             1,144,145            446,976
Finished goods                               3,188,261          2,060,869
Less reserve for obsolescence                  (87,801)           (60,302)
                                            ----------         ----------
Total                                       $8,368,906         $4,960,191
                                            ----------         ----------
                                            ----------         ----------

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

On August 14, 1997, the Company announced an agreement in principle to purchase the remaining 20% of the stock of PHAST from its shareholders. The agreement required the Company to issue 350,814 shares of its common stock, and a de minimis amount of cash in exchange for 6,421 shares of PHAST stock. The agreement was executed on October 14, 1997 and the shares of AMX common stock were issued on October 23, 1997. In conjuction with the purchase, $890,000 of goodwill was recorded on the financial statements of the Company.

In October 1997, the Company agreed to issue up to 500,000 options to acquire shares of AMX common stock to various employees of PHAST and AudioEase, both of which are subsidiaries of the Company. The options issued are subject to shareholder approval and have performance conditions which are required to be met before the options vest.

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

FORWARD LOOKING INFORMATION

     Certain information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industry and in the Company's market areas, changes in raw materials, economic conditions in its markets and demands placed on management. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. These risks and uncertainties could result in seasonal revenues, gross margin compression, and higher than expected sales and marketing expenses.

OVERVIEW

AMX designs, develops, manufactures, and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has introduced several Windows-Registered Trademark--based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink bus as a control panel.

     The Company's quarterly operating results have varied significantly in the past and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors, including the seasonal purchasing of its dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the Company's reliance upon dealers and distributors; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company generally experiences higher selling and marketing expenses during the first fiscal quarter of each year due to costs associated with the Company's largest trade show (occurring in June) and experiences higher sales in the education market during the second fiscal quarter of each year due to the buying cycles of educational institutions.

     The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 19 exclusive distributors serving 24 countries and over 93 dealers serving an additional 22 countries to distribute its products.

     OEM and Custom Product Sales have been made only to a few customers and have generally been large and sporadic transactions. During fiscal 1995, 1996, 1997, and the nine months ended December 31, 1997, 45%, 56%, 39%, and 28%, respectively, of the Company's OEM and Custom Product Sales have been with one customer whose orders have fluctuated significantly based on their own sales volumes. While the Company's OEM customers typically place orders for products several months before the scheduled shipment date, these orders are subject to rescheduling and cancellation. Also, OEM customers can redesign their products without the AMX equipment in them resulting in reduced or eliminated sales to such customers. One of the Company's strategies for growth is to increase OEM and Custom Product Sales to large customers that typically carry lower gross margins, but also have lower selling expenses.

     The Company's U.S. dealers pursue a wide variety of projects that can range from small conference rooms/boardrooms to very large projects in a university, government facility, amusement park, or corporate training facility. The Company's international distributors tend to order in large quantities to take advantage of volume discounts the Company offers and to economize on shipping costs. These international orders are not received at the same time each year. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components, and undertake its development, selling and marketing activities, and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's results of operations because the Company generally does not plan to adjust expenditure levels in response to fluctuations in quarterly revenues.

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

     The Company also has committed resources to develop new software for specific vertical markets to expand system sales and to provide added value to its hardware products. The Company's investment in PHAST Corporation, which commenced in August 1995, is an example of this commitment. This subsidiary designed and has recently begun shipments of control systems and products for home automation. As of December 31, 1997, the Company has advanced $5,596,000 to PHAST. In addition, the Company has recorded net losses of $2,110,764, $2,311,000 and $445,000 for the nine months ended December 31, 1997 and the years ended March 31, 1997 and March 31, 1996, respectively. Although management believes that significant investments such as these are appropriate, such investments can and have had a negative impact on the Company's results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 RESULTS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

     NET SALES for the third quarter were $15.1 million, up 38% over the net sales in the third quarter of the prior year of $11.0 million. The increase in sales was driven by growth in the residential and international markets. Sales into the residential market increased 144% over the same quarter last year primarily as a result of $2.2 million in sales from PHAST this year. PHAST had no sales in the third quarter last year. International sales increased 32% over the same quarter last year.

     COST OF SALES consists of material, labor, and manufacturing overhead, and was 46.6% of net sales for the third quarter of 1998, as compared to 39.0% of net sales in the comparable period of the prior year. The increase in cost of sales is due primarily to the increase in sales to the residential and international markets noted above, both of which have historically experienced higher percentage cost of sales than the Company's corporate market. Cost of sales was adversely affected by the by the write-off of obsolete inventory upon the merger of PHAST and AudioEase. These charges approximated 4% of revenue for the quarter. The core business of the Company, which is comprised mostly of corporate sales, has maintained its historical cost of sales percentage of approximately 40%.

     SELLING AND MARKETING EXPENSES increased from $3.9 million, or 35.5% of net sales for the third quarter last year to $4.9 million or 32.5% of sales for the third quarter this year. The decrease in percentage of sales was due primarily to the fact that PHAST was generating revenue for the quarter this year, while last year it incurred expenses and generated no revenue. The remaining sales and marketing expenses were consistent with or lower than the historical percentage of net sales.

     RESEARCH AND DEVELOPMENT EXPENSES were $896,000, or 5.9% of net sales in the third quarter of 1998 compared to $831,000 or 7.5% of net sales last year.

     GENERAL AND ADMINISTRATIVE EXPENSES were $1.1 million, or 7.3% of net sales during the third quarter of 1998 compared to $899,000 and 8.2% of net sales for the third quarter last year. The decrease in expenses as a percentage of sales is primarily due to the savings generated from the merger of AudioEase and PHAST during the third quarter of 1998.

     COSTS ASSOCIATED WITH THE ACQUISITION OF MINORITY INTEREST AND MERGER OF SUBSIDIARIES were $1.7 million, or 10.5% of net sales during the third quarter of 1998. These charges consist of costs associated with the purchase of the 20% interest in PHAST, the write-off of the remaining intangibles from the purchase of AudioEase in 1996, and costs associated with the merger and move of AudioEase into PHAST.

     MINORITY INTEREST of $749,000 was recorded in the third quarter last year due to the preferred stock investment made in the Company's subsidiary, PHAST. In the Company's fourth quarter of last fiscal year, management decided that it would more likely than not exercise its option to purchase the preferred stock, and accordingly, has not recorded any additional minority interest in its consolidated financial statements.

     The Company's EFFECTIVE TAX RATE was 67.5% in the third quarter of last year, and is incalculable in the third quarter this year. Last year the Company was adversely affected by the acquired research and development expenses, which it was not allowed to deduct on its tax return, and the losses from PHAST, which it was not able to consolidate on its tax return last year. This year, the third quarter is adversely affected by the non-recurring charges, of which $1.1 million are non-deductible for tax purposes.


NINE MONTHS ENDED DECEMBER 31, 1997 RESULTS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996.

     NET SALES were $43.0 million for the nine months ended December 31, 1997, up 43.6% over the $29.9 million in sales for the comparable period in the prior year. The increase was driven by growth in sales to the residential and international markets. Sales into the residential market are up 133% over the same period last year due to shipment of products from PHAST, which had not occurred last year. International sales increased 55% over the same period last year, driven by sales in the Company's UK subsidiary, AXCESS Technologies and an increase in sales into the Pacific Rim region, which may not continue in the future due to economic volatility in the region.

     COST OF SALES were $19.2 million or 44.6% of net sales in the nine months ended December 31, 1997, as compared to $11.6 million or 38.8% of net sales in the comparable period of the prior year. The increase in cost of sales is due primarily to the increase in sales to the residential and international markets noted above, both of which have historically experienced higher percentage cost of sales than the Company's corporate market. Cost of sales was adversely affected by the write-off of obsolete inventory upon the merger of PHAST and AudioEase. These charges approximated 1% of revenue for the nine months ended December 31, 1997. The core business of the Company, which is comprised mostly of corporate sales, has maintained its historical cost of sales percentage of approximately 40%.

     SELLING AND MARKETING EXPENSES increased from $10.9 million, or 36.2% of net sales for the nine months ended December 31, 1996 to $15.6 million or 36.3% of sales for the same period of the current year.

     RESEARCH AND DEVELOPMENT EXPENSES were $2.9 million for the nine months ending December 31, 1997 compared to $2.2 million for the same period last year. This represents 6.8% and 7.2% of net sales respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES were $3.5 million for the nine months ending December 31, 1997, up from $2.7 million for the same period last year. This represents a decrease from 9.0% of net sales to 8.1% of net sales. The percentage decrease is primarily a result of the elimination of legal expenses associated with the litigation which the Company settled in the fourth quarter of last year.

     ACQUIRED RESEARCH AND DEVELOPMENT was $1.2 million for the nine months ended December 31, 1996 resulting from the allocation of costs associated with the acquisitions of AudioEase and Camrobotics, which occurred in May and June 1996, respectively.

     COSTS ASSOCIATED WITH THE ACQUISITION OF MINORITY INTEREST AND MERGER OF SUBSIDIARIES were $1.7 million, or 4.0% of net sales during the nine months ended December 31, 1998. These charges consist of costs associated with the purchase of the 20% interest in PHAST, the write-off of the remaining intangibles from the purchase of AudioEase in 1996, and costs associated with the merger and move of AudioEase into PHAST.

     MINORITY INTEREST of $984,000 was recorded due to the preferred stock investment made in the Company's subsidiary, PHAST. In the Company's fourth quarter of last fiscal year, management decided that it would more likely than not exercise its option to purchase the preferred stock, and accordingly, has not recorded any additional minority interest in its consolidated financial statements.

     The Company's EFFECTIVE TAX RATE was 318% for the nine months ended December 31, 1997 and 62.0% for the same period last year. This year, despite the fact that commencing July 1, 1997, the Company can now include the losses from PHAST on its consolidated tax return, the tax rate is adversely affected by the non-recurring charges, of which $1.1 million are non-deductible for tax purposes. Last year, the effective tax rate had been adversely affected by the Company's inability to include PHAST in its consolidated tax return. Also, last year the Company was adversely affected by the acquired research and development expenses, which it was not allowed to deduct on its tax return. There remain $3.5 million in PHAST losses which will be carried forward and applied against any future net income generated by PHAST.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In the nine months ended December 31, 1997, the Company used $3.7 million of cash in operations. The Company spent $1.6 million in capital expenditures, primarily for the purchase of computer equipment and for furniture and fixtures and leasehold improvements associated with the expansion of its headquarters in Dallas, Texas.

     The Company has a revolving loan agreement for $5.0 million which expires on July 15, 1998, which provides for interest at the bank's contract rate which is expected to approximate prime. It is expected that the revolving loan agreement will be renewed at that time at substantially the same terms which currently exist. At December 31, 1997,

$2.9 million was outstanding under the revolving loan agreement. The credit agreement prohibits the payment of dividends without prior approval of the lender and requires the Company to maintain certain covenants and rations including working capital and net worth ratios.

     The Company expects to spend approximately $1.8 million for capital expenditures in fiscal 1998, of which $1.5 million has been spent at December 31, 1997.

     The Company utilizes a significant number of computer software programs and operating systems in its operations, including applications used in manufacturing, product development, financial business systems, and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such applications will be necessary. The Company is currently in the process of completing its identification of applications that are not "Year 2000" compliant. Given information known at this time about Company systems having such issues, coupled with the Company's on-going, normal course-of-business efforts to upgrade or replace business critical systems, as necessary, it is currently not expected that these "Year 2000" costs will have any material adverse impact on the Company's liquidity or its results of operations.

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

     On August 14, 1997, the Company announced an agreement in principle to purchase the remaining 20% of the stock of PHAST from its shareholders. The agreement required the Company to issue 350,814 shares of its common stock, and a de minimis amount of of cash in exchange for 6,421 shares of PHAST stock.
The agreement was executed on October 14, 1997, and the shares of AMX common stock were issued on October 23, 1997.

     In October 1997, the Company agreed to issue up to 500,000 options to acquire shares of AMX common stock to various employees of PHAST and AudioEase, both of which are subsidiaries of the Company. The options are subject to shareholder approval and have performance conditions which are required to be met before the options vest.

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

Item 2.  Changes in Securities and Use of Proceeds

     On October 23, 1997, the Company issued 350,814 shares of its common stock to the shareholders of PHAST Corporation in reliance upon an exemption from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) or 3(b) and/or the rules and regulations promulgated thereunder. In connection with this transaction, the shares were sold to a very limited number of persons and such persons were provided access either through employment or other relationships to all relevant information regarding the Company and/or represented to the Company that they were "sophisticated" investors.

     Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Part I, Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

          3.1 Amended and Restated Articles of Incorporation the Company. (Incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, File No. 333-2202).

          3.2 Amended and Restated Bylaws of the Company, as amended (Incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q, filed November 11, 1997, file No. 0-26924.

          4.1 Specimen certificate for the Common Stock of the Company (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

         +4.2      Declaration of Registration Rights made October 14, 1997,
               by the Company for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement.

         10.1 Stock Purchase Agreement dated as of October 14, 1997, by and among the Company, Will West, Eric Smith, Ron Wells, Carmelo
               J. Santoro, Scott D. Miller, PHAST Corporation, and certain employees of PHAST (the "Stock Purchase Agreement"). (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-3, filed November 19, 1997, File No. 333-40557).

        +27.1  Financial Data Schedule.



b.   Reports on Form 8-K

     Current report on Form 8-K dated as of November 7, 1997, and filed November 18, 1997, regarding the election of John F. McHale as a member of the Company's board of directors.





--------------------
+    Filed herewith.

                                AMX CORPORATION
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMX Corporation



Date: February 13, 1998                By: /s/ David E. Chisum
                                          -------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)