Form 10-K405
period 1998-03-31
AMX CORP
filed 1998-06-29
CIK 944248

===============================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    -----------

                                     FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        FISCAL YEAR ENDED MARCH 31, 1998,
                                      OR
     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    TRANSITION PERIOD FROM __________ TO _______.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of May 31, 1998, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $32,921,393.

     The number of shares of the registrant's Common Stock outstanding as of June 22, 1998 was 8,261,700.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

===============================================================================

PART I

ITEM 1. BUSINESS.

Overview

   AMX Corporation, a Texas corporation ("AMX" or the "Company" or the "Registrant"), was incorporated in March 1982, and is a leading, developer, manufacturer and marketer of integrated remote control systems. These remote control systems enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate as an integrated network electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company maintains a proprietary database of control and communication protocols for over 10,000 different electronic devices. The architecture of this database, together with the Company's experience in gathering this information, facilitates the integration of new devices as they are introduced. The Company's systems can readily accommodate evolving technologies because the Company's software allows systems to be customized and upgraded to control new electronic devices using a broad variety of control formats. Since its incorporation in March 1982, the Company has sold over 35,000 integrated remote control systems.

   Applications in the commercial market for the Company's remote control systems include: use for presentations in corporate board rooms, business training centers; audio-visual controls for hotel, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and military facilities; and decision support centers for industrial applications. The Company has developed hardware and software products specifically for the education market designed to enhance the educational experience and improve productivity of teachers and administrators. These products are used to manage, schedule, and control media retrieval and distribution, distance learning, and interactive education for schools. In the residential market, the Company's products enable individuals to create an integrated home automation system which can control audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

   The Company's system sales are made through dealers and distributors who are supported by Company sales and support offices in certain geographic areas and by independent manufacturers' representatives in areas not served by Company offices. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. Internationally, in addition to maintaining customer training and technical support offices in Canada, Mexico, and Singapore, the Company relies on a network of 20 exclusive distributors serving 24 countries and over 92 dealers serving 21 additional countries to distribute its products. Dealers and distributors can use the AMX software to tailor the Company's control system for each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

     In addition to active marketing and educational efforts by manufacturers, the industry is supported by several trade associations, notably ICIA (International Communications Industries Association), CEDIA (Custom Electronic Design and Installation Association), and NAB (National Association of Broadcasters). The key associations hold trade shows, provide training programs, and actively develop their respective markets within the industry.

     The residential market, which is supported by both AMX and PHAST control systems, remains a very immature marketplace. There are numerous manufacturers that provided a wide variety of products to the residential market. The products range from very simple lighting controls sold in a retail store, to very complex and very expensive systems designed for a single application.

     The Company's products are designed to simplify the user's control of complex and sophisticated electronic devices. The Company's products are suitable for use in a wide variety of settings and vertical installations. The Company's products are currently used most commonly in the following markets:

COMMERCIAL

     CORPORATE. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, laser disc players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company also believes that it is one of the largest providers of integrated control systems to this market and that this market represents a significant opportunity for its products. AMX estimates that its control systems are used in the facilities of over 70% of the Fortune 500 companies, including Electronic Data Systems ("EDS"), Intel, Enron, AT&T, Sony, American Airlines, Exxon, Coca Cola, and Motorola.

     SPORTS. The Company's systems are currently being used in stadiums and other sports facilities across the United States, including BankOne Ballpark, Camden Yards, The Ballpark in Arlington, the Georgia Dome, and the United Center in Chicago. Applications typically include controlling audio and video systems, switchers and routers, and surveillance cameras.

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


     EDUCATION. Consistent with its business strategy of developing software for specific vertical markets, the Company has developed an array of products targeted at schools, colleges, and universities. In this market, the Company provides a media retrieval and distance learning system, as well as audio-visual and multimedia controls for lecture halls and auditoriums. According to a market research firm, there are over 105,000 primary and secondary schools and 8,900 colleges and universities in the United States. The Company's media retrieval systems have been installed in over 220 educational institutions, including the Singapore American School, the University of Notre Dame, the University of Texas at Dallas, the Dallas Independent School District, and the Edina School District of Minnesota located in the Minneapolis metropolitan area. The Company believes that the education market represents a significant market opportunity.

RESIDENTIAL

     The Company's products enable individuals to create an integrated home automation system which can control such items as audio, video, home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment. The Company, through its subsidiary PHAST Corporation ("PHAST"), has developed standardized control products designed to increase its penetration of the residential market. The Company believes that the residential market for its products is significant and growing. According to Parks Associates, a market research firm, there are approximately 40,000 new homes constructed in the United States each year having a value greater than one million dollars. Of these homes, Parks Associates estimates that approximately 80% are installing some form of intelligent electronic control system.

BUSINESS STRATEGY

     The Company's strategy is to take advantage of the growth in the markets for its main products by bringing the power and flexibility of remote control technology to a wide variety of settings. Elements of the Company's strategy include:

     LEVERAGING DISTRIBUTION CHANNELS BY INTRODUCING NEW PRODUCTS, ENTERING INTO STRATEGIC ALLIANCES AND ACQUIRING COMPLEMENTARY PRODUCTS AND TECHNOLOGIES. The Company believes that the AMX brand name and reputation for quality are well established in its primary distribution channels. The Company believes that it can take advantage of this strong reputation by marketing additional products or product applications through its existing distribution channels. The Company regularly evaluates opportunities to acquire complementary products and technologies and enter into strategic alliances. These include the Company's 1996 acquisitions of AudioEase and Camrobotics, its agreement with First Virtual to utilize its Synergy software as a front end to their ATM video delivery products.

     ENHANCE AND EXPAND THE COMPANY'S POSITION AS A LEADING SUPPLIER OF REMOTE CONTROL SOLUTIONS FOR HOME ENTERTAINMENT AND HOME AUTOMATION SYSTEMS. The Company believes that the market opportunity for its products in home automation and home entertainment systems to be significant and rapidly growing. AMX systems have been sold in very high-end residential applications for a number of years. In 1995, the Company commenced research and development activities at its PHAST subsidiary with the goal of developing a product which would be affordable to a wider range of customers than the Company's other products. PHAST products first shipped in early 1997, and have since received several industry awards. Additionally, acceptance of the PHAST product line is illustrated by the agreement between the Company and Leviton, pursuant to which Leviton has agreed to enhance the interoperability of its existing Leviton CEBus, Lonworks and X-10 (communication protocols) devices with

     PHAST products by developing a PHASTLink gateway allowing the products to operate as a single, integrated system. The Company believes that the residential market represents a significant market opportunity.

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

     CONTINUING TO EMPHASIZE CUSTOMER SUPPORT, SERVICE, AND TRAINING IN ORDER TO MAINTAIN AND ENHANCE MARKET SHARE. The Company believes that the support, service and training it provides to its customers are key competitive advantages. The Company provides technical support, on-site repair and support, as needed, and on-line software support to its dealers and end users, as well as extensive training for its dealers and distributors. In order to provide such customer support, the Company has in the last eighteen months added offices in Philadelphia, Los Angeles, Toronto and Mexico City, as well as expanding its office in Singapore. The Company also now provides customer support on Saturday at its Dallas office. The Company intends to continue its emphasis in this key area of competitive strength.

     EXPANDING INTERNATIONAL DISTRIBUTION. The Company currently markets its products outside the United States through a network of international distributors with exclusive rights to sell AMX products. The Company believes that the international market still remains underpenetrated and that, by expanding its distribution presence overseas, it can expand international sales. In June 1993, the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom. In August 1995 the Company formed its subsidiary AMX Control Systems, Ltd. Pte. in Singapore to provide technical support and training for Asia and the Pacific Rim. The Company also has representatives in Canada and Mexico.

     TARGETING THE DEVELOPMENT OF OEM RELATIONSHIPS AND CUSTOM PRODUCT SALES TO LARGE CUSTOMERS. The Company manufactures products on a private label basis and designs specific solutions for certain OEM customers, such as VTEL and CBCI Telecom. In addition, the Company has designed custom products for large customers such as Blockbuster Music and the Ritz-Carlton hotel chain. The Company believes that by targeting the further development of similar opportunities, it can increase the universe of applications for and sales of its products.

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

PRODUCT BENEFITS

     The Company believes that its products provide several key benefits that have led to their adoption and use:

EASE OF USE

     The Company's control panels enable users who do not have prior computer or technical training to control a variety of complex and sophisticated electronic devices. For example, the Company's TiltScreen and other touch panels facilitate use of the Company's systems by providing a convenient, programmable, intuitive user interface. The Company's systems enable users to efficiently and easily control a number of audio-visual devices with the touch of a finger, facilitating corporate presentations in the board room, training center, or the home.

FLEXIBLE AND SCALABLE ARCHITECTURE

     The software and hardware components of the Company's systems are designed to provide users with the flexibility and scalability to modify and expand their control systems as needs change. The Company's software allows the control panels to be easily adapted to control additional products. The Company's hardware has a modular design that enables users to install additional control cards or modules as their systems expand or controlled devices are replaced. The Company's systems are capable of communicating among devices using standard control formats, including relays, IR, serial, RS-232/422/485, Musical Instrument Digital Interface ("MIDI"), audio volume, Society of Motion Picture and Television Engineers ("SMPTE"), as well as others. The PHAST subsidiary has also worked with leading residential industries, allowing the Landmark system to integrate seamlessly with other home data network standards, including X-10, CEBus, LonWorks, and Digital Harmony IEEE 1394. The Company has developed a proprietary database of control and communication protocols for over 10,000 different electronic devices that contains information gathered and developed by the Company to facilitate efficient system configuration.

PRODUCT COMPONENTS

     The Company's current systems and products are offered in a variety of configurations designed to meet the changing needs of individual end users. A typical AMX or PHAST system consists of a central controller, a series of device interfaces, and one or more control panels or other user interfaces that enable the user to manipulate those devices. Prices for a complete system vary substantially depending upon the configuration of the system. The Company also develops software to operate its systems, to serve as dealer development tools, to simplify system design and programming, and to provide specific applications for maintenance needs the Company has identified.

     AMX and PHAST systems interface with virtually any electronically controlled equipment and include a variety of simple-to-operate, custom-designed control panels. There are four general categories of systems components produced by AMX: controllers, peripherals, panels, and software.

     CONTROLLERS are components that perform the direct "handshake" to the various elements of a user's system, such as video projectors and switchers, tape and disc players, audio components, computers, and lighting. Linked together over a 4-wire data bus, the controllers tie together the variety of often dissimilar parts into a unified network for control.

     PERIPHERALS are intelligent sub-systems designed for specific applications, including lighting and robotic camera control. This type of technology can be used as independent, dedicated systems or linked to another AMX control system for integrated operation.

     PANELS are the user's "window" to the system. Ranging from small hand-held wireless remotes to color touch panels that can interactively guide the user through an application, AMX panels come in a variety of shapes and size to match any requirement.

     SOFTWARE is applied in three different ways: automation, design, and scheduling. Automation software runs inside the system, acting as the central "brain" between the user and the system components. Design software is used to layout system architecture or to create application designs for panels. Scheduling software runs on a computer, allowing users to schedule resources and create automated events that operate interactively with AMX Control Systems.

CUSTOMER SUPPORT AND SERVICE

     The Company believes that the support and service it provides to its customers are key competitive advantages and, as part of its strategy, will continue to focus on the development of such support and service. The Company has established a customer service and support organization that provides order processing, technical and engineering support, and hardware repair to dealers, distributors, and end users of its products. Within this organization, the Company has created sales support teams focused on specific geographic regions or customer categories and supported by dedicated, trained technicians. The Company believes that the establishment of sales support teams with specific geographic responsibility enhances the development of personal relationships between the Company's dealers and distributors and specific sales and support personnel. The Company's customer technical support team is staffed 12 hours a day, Monday through Friday, and eight hours a day on Saturday, with emergency service available at all other times as needed. The Company will, if necessary, send technical support to a job site to provide individual attention as such needs arise. The Company's sales support teams can provide operating software updates, modifications, and new device interface codes online through the use of modems. In addition, the Company provides technical support to customers from its office in Singapore, as well as through its international distributors.

     The Company has a fully-staffed training facility in Dallas, Texas, where dealers and distributors are provided free training to program, install, and service the Company's systems. The Company has begun to provide training at regional sites, selected to accommodate clusters of its dealers, thereby reducing the dealer's cost of travel to Dallas. Additionally, the Company is utilizing its Philadelphia and Los Angeles offices to provide training to its dealers. The Company has increased the number of persons trained from 1,200 in 1996 to 2,200 in 1997, and expects to train over 4,000 in 1998.

     The Company provides either a one-year or three-year warranty on all of its products, both software and hardware. Although the Company has experienced limited product warranty claims in the past, there can be no assurance that such claims will not increase in the future.

SALES, DISTRIBUTION, AND MARKETING

     The Company markets and sells its systems products worldwide through distribution channels that include manufacturer's representatives in the U.S. dealers and distributors internationally, as well as OEM and custom product arrangements. Since the market for integrated remote control systems products is relatively new, the Company believes that market awareness of the capabilities and features of such products is currently low. The Company relies on third parties to sell, install, support, and service its integrated remote control systems, a strategy that it believes is best suited for broad market coverage, including international coverage.

DOMESTIC MARKETS

     U.S. Dealers. The Company has established relationships with many of the leading United States audio-visual system integrators and has over 1,600 dealers in the United States. Of these, approximately 900 are systems dealers that sell a wide range of the Company's products; approximately 200 are dealers authorized by the Company to sell only AMX slide projector controllers: approximately 60 dealers are authorized to sell the Company's Synergy electronic classroom systems: and approximately 400 are dealers primarily focused on the residential market.

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

OEM AND CUSTOM PRODUCTS ARRANGEMENTS.

     The Company currently makes and custom designs systems for OEMs and other large customers such as VTEL/Compression Labs, British Telecom, Tech Electronics, Tektronix, Bang & Olufsen, and IBM. The Company believes that its expertise in simplifying user interfaces and integration of disparate electronic equipment will enable it to forge additional OEM relationships, and intends to seek such relationships. In the fiscal years ended March 31, 1996, 1997, and 1998, OEM and Custom Products Sales represented approximately 8%, 8% and 4% of total sales, respectively. The failure of OEM and custom product customers to purchase products as anticipated may result in the Company holding inventories that are not salable to other customers, and inventory writedowns may result.

INTERNATIONAL MARKETS

     The Company relies on a network of 20 exclusive distributors serving 26 countries and over 92 dealers serving an additional 21 countries to distribute its product internationally. Outside the United States, independent distributors with exclusive distribution rights market the Company's custom products. In June 1993 the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom. AXCESS distributes the Company's products as well as products of six other manufacturers. Sales outside of the United States, consisting substantially of products sold in Europe, Canada, Asia and the Pacific Rim, and Australia, represented approximately $8.9 million, $11.3 million, and $16.7 million, or 27%, 27%, and 28% of the Company's total sales during the fiscal years ended March 31, 1996, 1997, and 1998, respectively. See
Note 14 to the Company's Consolidated Financial Statements. Since the Company's international sales are denominated in U.S. dollars, the Company does not currently engage in hedging activities with respect to fluctuations in currency values but may elect to do so in the future. These sales are subject to a number of risks generally associated with international sales, including: the effect of a strengthening or weakening U.S. dollar on demand for the Company's products in international markets; other currency fluctuation risks; greater difficulty in accounts receivable collections and increased credit risk; logistical difficulties of managing international operations; unexpected restrictions on the repatriation of funds; and unpredicted changes in regulatory requirements, tariffs, and other trade barriers. The loss of, or reduction in, international sales would have a material adverse effect on the Company's results of operations.

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

     When an order is placed, dealers describe the specifications for the system and the Company or its dealers program the system to meet the user's requirements. On average, this typically requires five to 50 hours of programming for each order placed and requires the programmers to use AXCESS, the Company's DOS-based text editor, which is similar in structure to the "C" programming language. The Company distributes AXDesign, which is a Windows-Registered Trademark- based graphical user interface programming environment for the Company's systems. The Company believes that the key benefit of AXDesign is that it reduces the technical skill required to program the Company's systems, speed programming time, and thereby simplify the process of customizing the Company's systems to meet the end user's requirements. The Company believes that the streamlining of the programming process resulting from AXDesign will expand the universe of dealers capable of programming the Company's systems, and will increase the number of systems capable of being sold by any given dealer.

     In August 1995, the Company, together with several individual shareholders (including two former employees of the Company), organized PHAST. PHAST has its principal place of business in Salt Lake City, Utah and was organized to design, manufacture, market, and distribute automation control systems and products primarily for the residential market. The Company currently owns 100% of the outstanding capital stock of PHAST, having purchased the 49% minority interest during the year ended March 31, 1998.

     Research and development expenses were approximately $1,475,000, $2,834,000, and $3,849,000 in the fiscal years ended March 31, 1996, 1997 and
1998, which represented 4.5%, 6.8%, and 6.6% of net sales in those periods, respectively. The engineering department of the Company is involved in both research and development and customer support and service. Additionally, the Company has created sales support teams, which are focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by creatively responding to customer-expressed needs.

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

COMPETITION

     The markets for the Company's remote control systems are highly competitive. The Company's principal direct competitors based in North America include Crestron in all its markets, and Dynacom Inc., Dukane Corp., and Rauland-Borg Corp. in the education market. The residential market is currently diverse in its product functionality, and as a result, has a variety of manufacturers which supply products to this market. Of these competitors, Crestron, a privately held corporation headquarted in New Jersey, is the Company's principal competitor. In addition, the Company assumes that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to those of the Company and that such companies may enter one or more of the Company's markets at any time. Although some of the Company's competitors are smaller in annual revenues and in capitalization, most of the Company's competitors are focused on a single vertical market and may therefore devote more resources to products that may be directly competitive with, and that may adversely impact sales of, the Company's products in such markets. Moreover, as the Company pursues new markets, it is likely that AMX will encounter new competitors.

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

     European Community ("EC") regulations relating to electromagnetic emissions and immunity testing became effective January 1, 1996. Although most of the Company's products comply with applicable EC regulations, some of the Company's newest products do not yet comply with applicable EC regulations and will not be sold in EC member countries until they comply. Accordingly, failure to receive EC approval on new products may limit or eliminate the Company's ability to sell its new products in EC member countries and would have an adverse effect on the Company's results of operations.

EMPLOYEES

     As of March 31, 1998, the Company employed approximately 317 people, including 104 in manufacturing, 113 in selling and marketing activities, 59 in engineering and programming, and 41 in management, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

   The Company occupies buildings that contain approximately 94,040 square feet of floor space. All of this space is leased under agreements that expire at various dates through May 2012. The principal facilities are located as follows:

                             APPROXIMATE
        LOCATION             SQUARE FEET                                DESCRIPTION
--------------------------   -----------    --------------------------------------------------------------
Dallas, Texas                   50,000      Offices, engineering, research and development, and production
Salt Lake City, Utah            16,400      Offices, engineering, research and development, and production
York, England U K                8,845      Offices, engineering, research and development, and warehouse
Costa Mesa, California           4,000      Offices
Singapore                        5,000      Offices
Philadelphia, Pennsylvania       2,000      Offices


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

ITEM 3. LEGAL PROCEEDINGS

Litigation

     On August 19, 1994, Ford Audio-Video Systems, Inc. ("FAV"), a privately-held company located in Oklahoma, filed suit in state district court in Oklahoma County, Oklahoma against the Company. FAV asserted claims against the Company for fraud, tortious interference with business relations, fraudulent inducement, retaliation for exercise of constitutional right to access to the court and retaliatory termination, tortious breach of an oral contract, anti-trust violations for predatory and discriminatory pricing, violation of the Oklahoma Deceptive Trade Practices Act and tortious conversion. On April 14, 1997, the Company and FAV entered into to a settlement agreement regarding all claims between them asserted in this action and AMX.

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

     The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 1997 and 1998.

         FISCAL 1997                              HIGH       LOW
         -----------                             -------     ----
         First Quarter                           $ 9 1/2     $ 7
         Second Quarter                            7 3/4       5 3/4
         Third Quarter                             6 5/8       5 1/8
         Fourth Quarter                            7 1/4       5 3/4

         Fiscal 1998
         -----------

         First Quarter                             7 3/4       5
         Second Quarter                            8           5 3/4
         Third Quarter                             8           5 5/8
         Fourth Quarter                            9 1/4       5 5/8


     AS OF JUNE 22, 1998, THERE WERE APPROXIMATELY 2,250 HOLDERS OF RECORD OF THE COMMON STOCK.

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

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of equity securities by the Company during the period covered by this report that have not been reported in a quarterly report on Form 10-Q.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FISCAL YEARS ENDED MARCH 31,
                      INCOME STATEMENT DATA:                   1994       1995(1)       1996          1997       1998
                      ----------------------                ---------    ---------   ---------     ---------   ---------
System sales . . . . . . . . . . . . . . . . . . . . . . .  $  17,378    $  23,387   $  30,274     $  38,302   $  56,291
OEM and custom product sales . . . . . . . . . . . . . . .      2,225        3,896       2,457         3,154       2,474
                                                            ---------    ---------   ---------     ---------   ---------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .     19,603       27,283      32,731        41,456      58,765
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .      7,652       10,570      12,370        17,243      26,401
                                                            ---------    ---------   ---------     ---------   ---------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .     11,951       16,713      20,361        24,213      32,364
Selling and marketing expenses . . . . . . . . . . . . . .      7,712        9,598      10,945        15,061      20,296
Research and development . . . . . . . . . . . . . . . . .        645          730       1,475         2,834       3,849
Acquired research and development. . . . . . . . . . . . .         --           --          --         1,230          --
General and administrative expenses. . . . . . . . . . . .      1,620        2,512       2,717         4,361       4,600
Costs associated with acquisition of minority interest
  and merger of subsidiary . . . . . . . . . . . . . . . .         --           --          --            --       1,694
                                                            ---------    ---------   ---------     ---------   ---------
Operating income . . . . . . . . . . . . . . . . . . . . .      1,974        3,873       5,224           727       1,925
Interest expense . . . . . . . . . . . . . . . . . . . . .         36           42         535            13         194
Other income (expense), net. . . . . . . . . . . . . . . .        134          134         117           288         159
                                                            ---------    ---------   ---------     ---------   ---------
Income before income taxes . . . . . . . . . . . . . . . .      2,072        3,965       4,806         1,002       1,890
Income tax provision . . . . . . . . . . . . . . . . . . .        805        1,269       1,792         1,371       1,087
                                                            ---------    ---------   ---------     ---------   ---------
Net income (loss). . . . . . . . . . . . . . . . . . . . .  $   1,267    $   2,696       3,014     $    (369)        803
                                                            ---------    ---------                 ---------
                                                            ---------    ---------                 ---------
Preferred stock dividends, including accretion and
  redemption . . . . . . . . . . . . . . . . . . . . . . .                              (3,153)(1)                  (177)
                                                                                     ---------                 ---------
Net income (loss) applicable to common shareholders. . . .                           $    (139)(1)             $     626
                                                                                     ---------                 ---------
                                                                                     ---------                 ---------
Earnings (loss) per common share - basic . . . . . . . . .  $    0.29    $    0.62   $   (0.02)    $   (0.05)  $    0.08
                                                            ---------    ---------   ---------     ---------   ---------
                                                            ---------    ---------   ---------     ---------   ---------
Earnings (loss) per common share - diluted . . . . . . . .  $    0.27    $    0.55   $   (0.02)    $   (0.04)  $    0.07
                                                            ---------    ---------   ---------     ---------   ---------
                                                            ---------    ---------   ---------     ---------   ---------
Shares used for basic earnings (loss) per share. . . . . .      4,348        4,348       5,881         7,769       8,014
                                                            ---------    ---------   ---------     ---------   ---------
                                                            ---------    ---------   ---------     ---------   ---------
Shares used for diluted earnings (loss) per share. . . . .      4,635        4,883       6,500         8,229       8,445
                                                            ---------    ---------   ---------     ---------   ---------
                                                            ---------    ---------   ---------     ---------   ---------

                                                                                       AT MARCH 31,
                     BALANCE SHEET DATA:                    1994        1995          1996        1997      1998
                     -------------------                   ------     --------      -------     -------    -------
Working capital. . . . . . . . . . . . . . . . . . . . . . $3,390     $  5,229      $ 8,564     $ 8,182    $10,420
Total assets . . . . . . . . . . . . . . . . . . . . . . .  8,503       10,317       14,652      19,741     26,328
Long-term debt line of credit and notes payable. . . . . .    483        7,334           54         279      2,449
Redeemable preferred stock, net of discount. . . . . . . .     --        9,474 (1)       --         --          --
Shareholders' equity (deficit) . . . . . . . . . . . . . .  5,718      (11,927)(1)   10,714      11,996     14,864

-----------

(1) On March 31, 1995, an individual and entities including certain investment funds ("New Shareholders"), purchased $7.0 million of Debentures, 120,000 shares of Series A Preferred Stock for $12.0 million, and 3,240,000 shares of Common Stock for $150,000. These proceeds, along with $1.25 million of the Company's cash, were used to redeem 3,240,000 shares of Common Stock from the Company's co-founder and Chairman of the Board and from a charitable remainder trust established by him. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the Debentures, the Series A Preferred Stock and the Common Stock to the New Shareholders were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: Debentures, $7.0 million (effective yield of 12.8%);.Series A Preferred Stock, $9,474,000 (effective yield of 13%); and Common Stock, $2,676,000 (or $0.83 per share). This transaction did not affect the Company's income statement for the year ended March 31, 1995. Earnings per common share is based on net income after Series A Preferred Stock dividend requirements, accretion of the discount, and redemption of Series A Preferred Stock. On November 21, 1995, the Company completed its initial public offering and utilized a portion of the proceeds thereof to repay outstanding subordinated debentures and the redeemable preferred stock (See Note 2 of Notes to Consolidated Financial Statements contained elsewhere herein).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1998 Annual Report to Shareholders.

OVERVIEW

     AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has several Windows-Registered Trademark- based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink bus as a control panel.

     The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 20 exclusive distributors serving 24 countries and over 92 dealers serving an additional 21 countries to distribute its products.

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

     The Company purchases components that comprise approximately 28% to 32% of its cost of sales from foreign vendors. The primary components purchased are standard power supplies and displays for touch panels. Historically, the Company has not had any significant cost issues related to price changes due to purchasing from foreign vendors. However, there can be no assurance that this will be the case in the future. The Company has experienced delays of up to three weeks in receiving materials from foreign vendors. However, the Company takes this issue into consideration when orders are placed and, therefore, this concern has not, in the past, significantly impacted the Company's ability to meet production and customer delivery deadlines. However, a significant shortage of or interruption in the supply of foreign components could have a material adverse effect on the Company's results of operations.

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

RESULTS OF OPERATIONS

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for each of the three years in the period ended March 31, 1998:

                                                  FISCAL YEAR ENDED MARCH 31,
                                                   1996      1997      1998
                                                  ------    ------    ------
System sales. . . . . . . . . . . . . . . . . . .   92.5%     92.4%     95.8%
OEM and custom product sales. . . . . . . . . . .    7.5       7.6       4.2
                                                   -----     -----     -----
Net sales . . . . . . . . . . . . . . . . . . . .  100.0     100.0     100.0
Cost of sales . . . . . . . . . . . . . . . . . .   37.8      41.6      44.9
                                                   -----     -----     -----
Gross profit. . . . . . . . . . . . . . . . . . .   62.2      58.4      55.1
Selling and marketing expenses. . . . . . . . . .   33.4      36.3      34.5
Research and development expenses . . . . . . . .    4.5       6.8       6.6
Acquired research and development . . . . . . . .     --       3.0        --
Costs associated with acquisition of minority
  interest and merger of subsidiaries . . . . . .     --        --       2.9
General and administrative expenses . . . . . . .    8.3      10.5       7.8
                                                   -----     -----     -----
Operating income. . . . . . . . . . . . . . . . .   16.0       1.8       3.3
Interest expense. . . . . . . . . . . . . . . . .    1.6        --       0.3
Other income (expense), net . . . . . . . . . . .    0.3       0.6       0.3
                                                   -----     -----     -----
Income before income taxes. . . . . . . . . . . .   14.7       2.4       3.3
Income taxes. . . . . . . . . . . . . . . . . . .    5.5       3.3       1.9
                                                   -----     -----     -----
Net income (loss) . . . . . . . . . . . . . . . .    9.2%     (0.9)%     1.4%
                                                   -----     -----     -----
                                                   -----     -----     -----


1998 RESULTS COMPARED TO 1997 (ALL REFERENCES ARE TO FISCAL YEARS)

     In 1998, AMX experienced its highest revenue growth during the decade of the nineties, as revenues grew 42% over the previous year. AMX groups its sales into four markets: corporate, residential, international, and educational. Although it is assumed at the present time that the majority of shipments sent internationally are for corporate installations, international remains a separate market. All markets experienced growth during 1998, led by 96% growth in the residential market. While AMX experienced an increase in revenues to its residential dealers, the greatest impact of this growth was a result of the shipments from AMX's subsidiary, PHAST Corporation. PHAST had just begun shipping its product at the end of 1997, therefore, 1998 is the first full year of shipping this product.

     The international market revenues increased 52% over the previous year. This increase was primarily a result of a continuing maturation of its sales channel with our global partners. AMX added 2 distributors and 41 dealers in 1998. Additionally, a favorable economy in Europe, as well as continued emphasis in the Asia territory, assisted in the growth. Sales in the Asia territory increased during the year, with only a slight impact realized in the fourth quarter, due to the region's economic troubles. Sales in the Asia territory for the year were less than 4% of the Company's revenues.

     The corporate market realized steady growth of 24% during the year. End-users and dealers continue to create applications for AMX control systems as more and more demand is placed on the use of technology in presentations, training, and security. OEM sales, which are a part of the corporate market, were adversely affected during the year by the loss of AMX's largest OEM customer . Educational sales grew 46% during the year primarily as a result of the release of a new software standard for the Company's Synergy system.

     AMX has historically achieved gross margins approximating 60%. These margins continue in all our markets, with the exception of the residential market, and at AMX's UK subsidiary, Axcess Technology. Axcess is a distributor of AMX's products in addition to the products of five other manufacturers, and accordingly does not achieve the higher margins of the manufacturer of a product. As AXCESS has experienced revenue growth, its lower margins have had the effect of reducing the margins of the consolidated entity. Likewise, margins in the residential market have been less than AMX's historical rate. With the increase in revenue from the residential market, this also has the effect of reducing consolidated margins. Finally, margins for the residential market have been adversely affected because PHAST is not yet producing to capacity at its Salt Lake City facility.

     AMX made a concerted effort in 1998 to reduce its operating expenses as a percentage of income. This was accomplished while maintaining its focus on product development and customer service. Research and development expenses were at an all-time high of $3.8 million in 1998, but were a lesser percentage of revenues than in 1997. AMX realized a reduction in operating expenses as a result of the merger of AudioEase and PHAST, which occurred in October 1997. Settlement costs associated with the Ford Audio-Visual litigation, which were included in General and Administrative expenses in 1997 and approximated 2% of revenues , were non-recurring.

     When AMX purchased the final 20% minority interest in its PHAST subsidiary, $1.7 million was charged against earnings for expenses related to the purchase and the subsequent merger of its AudioEase subsidiary into PHAST. These charges consist principally of employee-related expenses associated with the purchase, the write-off of the remaining intangibles from the purchase of AudioEase in 1996, and costs associated with the merger and move of AudioEase from Denver, Colorado to Salt Lake City, Utah.

     Interest expense increased in 1998 because AMX drew on its short-term line of credit to fund its operations; correspondingly, other income decreased because the Company was not able to invest cash in short-term repurchase agreements The effective tax rate was adversely affected during 1998 by expenses which were not deductible for federal income tax purposes. Approximately
$1.1 million of the merger expenses were not deductible, as were $890,000 of PHAST losses incurred prior to AMX acquiring 80% control of the subsidiary.

1997 RESULTS COMPARED TO 1996

     SYSTEM SALES were $38.3 million for 1997, up 26.5% over the prior year and OEM AND CUSTOM PRODUCT SALES were $3.2 million for 1997, up 28.4% from the prior year. NET SALES for 1997 were $41.5 million, up 26.7% compared to $32.7 million for the prior year. The increase in sales represented the Company's continued growth in each of its markets, led by its expansion into the residential market. This expansion is the result of the acquisition of AudioEase in May 1996, and the continued development of PHAST, which began shipment of its home automation products in February 1997. As a result, residential sales increased 193% over the prior year. International sales accounted for $10.6 million in revenue during the year.

     COST OF SALES consists of material, labor, and manufacturing overhead, and was $17.2 million or 41.6% of net sales in 1997 as compared to $12.4 million or 37.8% of net sales in 1996. The decrease in margins is a result of the increase in residential sales which have a higher cost of sales than the Company's commercial products. AudioEase recorded costs of sales of 56% against its revenues. This cost of sales is higher than its historical performance due to inventory write-offs taken at the end of the year. Additionally, to date, PHAST's systems have a higher cost of sales than the Company has achieved with its systems.

     SELLING AND MARKETING EXPENSES increased from $10.9 million, or 33.4% of net sales in 1996, to $15.1 million, or 36.3% of net sales for 1997. This increase again is primarily related to the acquisition of AudioEase and the emergence of sales and marketing efforts in PHAST, which combined for $1.6 million in selling and marketing costs during the year. The remaining selling and marketing expenses remained consistent as a percentage of net sales. The Company has reclassified certain of its selling and marketing costs from previous years to separately reflect its research and development costs, which are discussed below.

     RESEARCH AND DEVELOPMENT EXPENSES were $2.8 million, or 6.8% of net sales for 1997, compared to $1.5 million, or 4.5% of net sales during 1996. The increase is a direct result of the development efforts of PHAST, which accounted for $900,000 of the increase in expenses. This increase is reflective of the Company's business strategies which emphasize developing new software products into vertical markets and leveraging distribution channels.

     ACQUIRED RESEARCH AND DEVELOPMENT was $1.2 million for 1997, compared to none for 1996. This expense is a result of the allocation of costs associated with the acquisitions of AudioEase and Camrobotics, which occurred in May and June 1996, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES increased from $2.7 million in 1996, or 8.3% of net sales to $4.4 million in 1997, or 10.4% of net sales. 1997 included expenses from AudioEase and PHAST which were not incurred in 1996. Additionally, the Company incurred legal and settlement expenses of approximately $900,000 associated with the FAV litigation during the current year.

     INTEREST EXPENSE decreased from $535,000 in 1996 to $13,000 in 1997, which reflects the repayment in November 1995 of the subordinated debentures and the bank term note with the proceeds of the Company's initial public offering.

     OTHER INCOME, NET is comprised primarily of interest income. In 1996, interest income was offset by the write-off of the unamortized balance of deferred debt charges of $120,000 upon repayment of the subordinated debentures and bank term note.

     The Company's EFFECTIVE TAX RATE was 37.3% in 1996 as compared to 136.8% in 1997. The increase in the effective tax rate for 1997 is because the net operating losses of PHAST cannot presently be included in the Company's consolidated tax return and the non-recurring acquired research and development expense cannot be deducted for tax purposes. The PHAST losses will be carried forward against any future profits of PHAST before any tax expense will be incurred by this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three fiscal years, the Company has satisfied its operating cash requirements principally through cash flow from operations. However, in fiscal 1998, the Company used $2.1 million of cash in its operations, and as a result used advances on its revolving line of credit to provide cash for operations. Cash was required to fund the growth in the Company's accounts receivable and inventories, both of which grew during the year with the increase in revenue, and as the Company expanded its production activities at its PHAST subsidiary.

     Investing activities used an additional $2.4 million of cash. This was primarily for the purchase of $2.1 million of property and equipment comprised principally of computer equipment, computer software, and tooling for its new products.

     The Company has a revolving loan agreement for $5.0 million which expires on July 15, 1998, which provides for interest at the bank's contract rate which is comparable to prime. As of March 31, 1998, the balance on the line of credit was $2.4 million and an additional $2.6 million was available based on the borrowing base structure of the line of credit. It is expected that this credit facility will be renewed by the Company's lending institution.

     The Company expects to spend approximately $2.7 million for capital expenditures in fiscal 1999.

     On May 12, 1998, the Company secured a $1.5 million term loan from a financial institution which it used to redeem the outstanding preferred stock of PHAST Corporation from the Company's chairman. The term loan has a repayment schedule which provides for quarterly payments from December 1998 through December 1999, and bears interest at a fixed rate of approximately 8.25%.

     The Company believes that cash flow from operations, the Company's existing cash resources, and funds available under its revolving loan facility will be adequate to fund its working capital and capital expenditure requirements for at least the next 12 months. An important element of the Company's business strategy has been, and continues to be, the acquisition of similar businesses and complementary products and technology and the integration of such businesses and products and technology into the Company's existing operations. Such future acquisitions, if they occur, may require that the Company seek additional funds.

CONTINGENCIES

     The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company. See "Item 3 -- Legal Proceedings."

     The Company has taken action to understand the nature and extent of the work required to make its products, systems, and infrastructure Year 2000 compliant. The Company has initiated discussions with all of its significant vendors to determine the extent to which the Company's systems and infrastructures are vulnerable to those third parties which fail to remedy their own Year 2000 issues. The Company has also initiated a review of its internal operational systems to determine their vulnerability to the Year 2000 issues. It is the Company's belief that its products are Year 2000 compliant. While the Company does not believe the Year 2000 issue will pose significant operational problems, if the Year 2000 compliance modifications are not made, or completed in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's business. The Year 2000 compliance activities will be performed as a part of the Company's normal sustaining activity and are not expected to result in significant incremental costs to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The required disclosures for FAS 130 will be included in the Company's quarterly report on Form 10-Q for the first quarter in its 1999 fiscal year. The adoption of FAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows and any effect will be limited to the presentation of its disclosures.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of FAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows and any effect will be limited to the presentation of its disclosures.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company continues to evaluate the applicablity of SOP 97-2 to its business, but does not currently believe SOP 97-2 will have a material impact on its revenue recognition practices.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The presentation of Directors and Executive Officers of the Registrant appears in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders ("Proxy Statement") which is incorporated by reference herein.

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

    2.1 Agreement of Merger and Plan of Reorganization dated as of May 16, 1996, among Registrant, AMX Acquisition Corporation, SPS International, Inc. (now known as AudioEase, Inc.), John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated as of May 16, 1996, file no. 0-26924).

    3.1 Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, file no. 333-2202).

    3.2 Amended and Restated Bylaws of the Registrant, as amended (Incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q, for the period ending September 30, 1997, file no. 0-26924).

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

    4.4 Registration Rights Agreement dated as of May 16, 1996, by and among Registrant, John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason. (Incorporated by reference from Exhibit 4.4 to the Company's Form 10-K, as amended, for the fiscal year ended March 31, 1996, file no. 0-26924).

    4.5 Declaration of Registration Rights made October 14, 1997, by the Company for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement (as hereinafter defined). (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, for the period ending December 31, 1997, file no. 0-26924).

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

          Registrant and Billie I. Williamson.

 **10.14 Promissory Note dated June 15, 1995, from Peter D. York to Registrant in the original principal amount of $77,298.

 **10.15  Promissory Note dated May 1, 1995, from Joe Hardt to
          Registrant in the original principal amount of $44,500.

 **10.16  Promissory Note dated August 15, 1995, from Billie I.
          Williamson to Registrant in the original principal amount of $52,250.

  *10.17 Second Amendment to Lease dated February 12, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

  *10.18 Third Amendment to Lease dated May 1, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

  *10.19 Promissory Note dated January 2, 1997, from Joe Hardt to Registrant in the original principal amount of $22,125.00.

  *10.20 Promissory Note dated July 2, 1996, from Joe Hardt to Registrant in the original principal amount of $22,125.00.

  +10.21 Promissory Note dated January 2, 1998, from Joe Hardt to Registrant in the original principal amount of $22,125.

   10.22 Stock Purchase Agreement dated as of October 14, 1997, by and among the Company, Will West, Eric Smith, Ron Wells, Carmelo
          J. Santoro, Scott D. Miller, PHAST Corporation, and certain employees of PHAST (the "Stock Purchase Agreement"). (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-3, filed November 19, 1997, file no. 333-40557).

  +21.1   Schedule of Subsidiaries.

  +23.1   Consent of Independent Auditors.

  +27.1   Financial Data Schedule.

---------------

     +    Filed herewith.

     * Incorporated by reference from the exhibit of the same number to the Company's Form 10-K, for the year ending March 31, 1997, file no. 0-26924.

     ** Incorporated by reference from the exhibit of the same number in the Company's Form S-1 filed September 13, 1995, as amended, file no. 33-96886.

     (b) Reports on Form 8-K.

         Current report on Form 8-K dated as of November 7, 1997, and filed November 18, 1997, regarding the election of John F. McHale as member of the Company's board of directors.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMX CORPORATION


                                      By: /s/ Joe Hardt
                                         ------------------------------------
                                         Joe Hardt, Chief Executive Officer
                                         and President
                                         June 26, 1998

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

              Signature                                Title                       Date
              ---------                                -----                       ----

/s/ Scott D. Miller
-----------------------------------    Chairman of the Board and Director      June 26, 1998
         Scott D. Miller

/s/ Joe Hardt
-----------------------------------    President, Chief Executive Officer      June 26, 1998
            Joe Hardt                  and President, and Director
                                       (Principal Executive Officer)

/s/ Peter D. York
-----------------------------------    Vice Chairman,                          June 26, 1998
          Peter D. York                Assistant Secretary, and Director

/s/ David E. Chisum
-----------------------------------    Chief Financial Officer, Secretary      June 26, 1998
         David E. Chisum               and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

/s/ Thomas S. Roberts
-----------------------------------    Director                                June 26, 1998
        Thomas S. Roberts

/s/ Harvey B. Cash
-----------------------------------    Director                                June 26, 1998
         Harvey B. Cash

/s/ J. Otis Winters
-----------------------------------    Director                                June 26, 1998
         J. Otis Winters

/s/ John McHale
-----------------------------------    Director                                June 26, 1998
           John McHale

                                AMX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Auditors . . . . . . . . . . . . . . . . .         F-2

Consolidated Balance Sheets at March 31, 1997 and 1998 . . . . .         F-3

Consolidated Statements of Operations for the years ended
     March 31, 1996, 1997 and 1998 . . . . . . . . . . . . . . .         F-5

Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended March 31, 1996, 1997 and 1998 . . . . .         F-6

Consolidated Statements of Cash Flows for the years ended
     March 31, 1996, 1997 and 1998 . . . . . . . . . . . . . . .         F-7

Notes to Consolidated Financial Statements . . . . . . . . . . .         F-8

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
AMX Corporation

     We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP

May 12, 1998
Dallas, Texas

                               AMX CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                         March 31,
                                                                                --------------------------
                                                                                    1997           1998
                                                                                -----------    -----------
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .        $ 2,091,819    $   178,942
     Receivables - trade and other, less allowance for doubtful
        accounts of $94,000 for 1997 and $460,000 for 1998 (NOTE 5). . .          6,670,390     10,276,225
     Inventories (NOTES 3 AND 5) . . . . . . . . . . . . . . . . . . . .          4,960,191      9,002,737
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            471,932        768,492
     Deferred income tax (NOTE 7). . . . . . . . . . . . . . . . . . . .             97,611        136,905
     Income taxes recoverable. . . . . . . . . . . . . . . . . . . . . .             41,917           --
                                                                                -----------    -----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         14,333,860     20,363,301
Property and equipment, at cost, net (NOTES 4 AND 5) . . . . . . . . . .          4,030,149      4,347,791
Capitalized software . . . . . . . . . . . . . . . . . . . . . . . . . .            376,162        169,274
Deposits and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            802,175        433,442
Deferred income tax (NOTE 7) . . . . . . . . . . . . . . . . . . . . . .              5,987         10,058
Goodwill, less accumulated amortization of $48,000 for 1997 and
  $122,000 for 1998. . . . . . . . . . . . . . . . . . . . . . . . . . .            192,314      1,004,049
                                                                                -----------    -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $19,740,647    $26,327,915
                                                                                -----------    -----------
                                                                                -----------    -----------

                               AMX CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        March 31,
                                                                               --------------------------
                                                                                   1997           1998
                                                                               -----------    -----------
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,259,070    $ 3,866,857
     Line of credit and notes payable (NOTE 5) . . . . . . . . . . . .             187,760      2,403,437
     Accrued compensation. . . . . . . . . . . . . . . . . . . . . . .           1,035,072      1,481,770
     Accrued sales commissions . . . . . . . . . . . . . . . . . . . .             437,413        787,913
     Reserve for litigation (NOTE 8) . . . . . . . . . . . . . . . . .             750,000             --
     Accrued dealer incentives . . . . . . . . . . . . . . . . . . . .             283,904        329,416
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .             198,811        153,449
     Subsidiary Preferred Stock dividend payable . . . . . . . . . . .                  --        177,000

     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .                  --        743,868
                                                                               -----------    -----------

Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .           6,152,030      9,966,700

Long-term debt,. . . . . . . . . . . . . . . . . . . . . . . . . . . .              91,731         45,600
Commitments and contingencies (NOTE 8)
Minority interest in subsidiary (NOTES 13 AND 15). . . . . . . . . . .           1,500,490      1,652,000
Shareholders' equity (NOTES 5, 10, 11, AND 12):
Preferred stock, $0.01 par value
     Authorized shares - 10,000,000
     Issued shares - none. . . . . . . . . . . . . . . . . . . . . . .                  --             --
     Common stock, $0.01 par value:
         Authorized shares -- 40,000,000
         Issued shares -- 7,832,791 for 1997 and 8,261,158 for 1998. .              78,328         82,612
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . .           1,826,453      4,079,682
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .          10,138,487     10,748,183
     Less treasury stock (5,208 shares). . . . . . . . . . . . . . . .             (46,872)       (46,872)
                                                                               -----------    -----------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .          11,996,396     14,863,605
                                                                               -----------    -----------
Total liabilities and shareholders' equity . . . . . . . . . . . . . .         $19,740,647    $26,327,915
                                                                               -----------    -----------
                                                                               -----------    -----------

                                          See accompanying notes.

                                AMX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED MARCH 31,
                                                                       1996         1997           1998
                                                                    -----------  -----------   -----------
System sales . . . . . . . . . . . . . . . . . . . . . . .          $30,274,007  $38,302,054   $56,290,433
OEM and custom product sales . . . . . . . . . . . . . . .            2,456,507    3,154,488     2,474,085
                                                                    -----------  -----------   -----------
     Net sales . . . . . . . . . . . . . . . . . . . . . .           32,730,514   41,456,542    58,764,518
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .           12,369,272   17,243,292    26,400,787
                                                                    -----------  -----------   -----------
     Gross profit. . . . . . . . . . . . . . . . . . . . .           20,361,242   24,213,250    32,363,731
Selling and marketing expenses . . . . . . . . . . . . . .           10,945,296   15,060,987    20,295,877
Research and development expenses. . . . . . . . . . . . .            1,475,073    2,834,185     3,849,283
Acquired research and development. . . . . . . . . . . . .                   --    1,230,000            --
Costs associated with acquisition of minority interest
  and merger of subsidiaries . . . . . . . . . . . . . . .                   --           --     1,693,747

General and administrative expenses (including $896,000
   relating to litigation settled in 1997) (NOTE 8). . . .            2,716,522    4,360,605     4,599,822
                                                                    -----------  -----------   -----------
     Operating income. . . . . . . . . . . . . . . . . . .            5,224,351      727,473     1,925,002

Interest expense . . . . . . . . . . . . . . . . . . . . .             (534,655)     (13,219)     (194,189)
Other income, net. . . . . . . . . . . . . . . . . . . . .              116,872      288,238       159,307
                                                                    -----------  -----------   -----------
Income before income taxes . . . . . . . . . . . . . . . .            4,806,568    1,002,492     1,890,120
Income tax provision (NOTE 7). . . . . . . . . . . . . . .            1,792,454    1,371,046     1,086,934
                                                                    -----------  -----------   -----------
Net income (loss). . . . . . . . . . . . . . . . . . . . .            3,014,114  $  (368,554)      803,186
                                                                                 -----------
                                                                                 -----------

Preferred stock dividends, including accretion and
  redemption (NOTE 11). . . . . . . . . . . . . . . . . . .         (2,1,52,667)                  (177,000)
                                                                    -----------                -----------
Net income (loss) applicable to common shareholders. . . . .        $  (138,553)               $   626,186
                                                                    -----------  -----------   -----------
Basic earnings (loss) per share (NOTE 9) . . . . . . . . .          $     (0.02) $     (0.05)  $      0.08
                                                                    -----------  -----------   -----------
                                                                    -----------  -----------   -----------
Diluted earnings (loss) per share (NOTE 9) . . . . . . . .          $     (0.02) $     (0.04)  $      0.07
                                                                    -----------  -----------   -----------
                                                                    -----------  -----------   -----------

                            See accompanying notes.

                                 AMX CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         COMMON  STOCK
                                      -------------------   ADDITIONAL
                                      NUMBER OF               PAID-IN     RETAINED
                                       SHARES     AMOUNT      CAPITAL     EARNINGS
                                      ------------------------------------------------
Balance at March 31, 1995. . . . .    8,071,120   $80,711   $ 2,678,203  $ 8,390,481

Net income . . . . . . . . . . . .           --        --            --    3,014,114

Equity adjustment from foreign
  currency translation . . . . . .           --        --            --      (28,830)

Exercise of stock options
  including tax benefit of
  $63,000. . . . . . . . . . . . .      221,000     2,210       280,788           --

IPO shares issued out of treasury
  stock  . . . . . . . . . . . . .           --        --       532,400           --

IPO expenses . . . . . . . . . . .           --        --      (833,893)    (241,621)
Cancellation of remaining
  treasury stock . . . . . . . . .     (740,000)   (7,400)           --           --

Release of redemption
  requirement. . . . . . . . . . .           --        --            --           --

Dividends on preferred stock
  (Note 11). . . . . . . . . . . .           --        --            --     (626,667)

Accretion and write-off
  of discount on preferred stock
  (Note 11). . . . . . . . . . . .           --        --    (2,526,000)          --
                                      ------------------------------------------------

Balance at March 31, 1996. . . . .    7,552,120    75,521       131,498   10,507,477

Net loss . . . . . . . . . . . . .           --        --            --     (368,554)

Equity adjustment from foreign
   currency translation. . . . . .           --        --            --         (436)

Purchase of treasury stock . . . .           --        --            --           --

Exercise of stock options
  including tax benefit of
  $43,660. . . . . . . . . . . . .       91,000       910       151,175           --

Stock issued to purchase
   AudioEase . . . . . . . . . . .      181,818     1,818     1,498,182

Sale of stock. . . . . . . . . . .        7,853        79        45,598           --
                                      ------------------------------------------------

Balance at March 31, 1997. . . . .    7,832,791    78,328     1,826,453   10,138,487

Net income . . . . . . . . . . . .           --        --            --      803,186

Dividends accrued on subsidiary
   preferred stock . . . . . . . .           --        --            --     (177,000)

Equity adjustment from foreign
   currency translation. . . . . .           --        --            --      (16,490)

Exercise of stock options
   including tax benefit of
   $87,705 . . . . . . . . . . . .       57,625       576       264,872           --

Stock issued to purchase 20% of
   PHAST . . . . . . . . . . . . .      350,814     3,508     1,890,887           --

Sale of stock. . . . . . . . . . .       19,928       200        97,470           --
                                      ------------------------------------------------

Balance at March 31, 1998. . . . .    8,261,158   $82,612   $ 4,079,682  $10,748,183
                                      ------------------------------------------------
                                      ------------------------------------------------

                                          COMMON            TREASURY STOCK
                                           STOCK      ---------------------------       TOTAL
                                        SUBJECT TO     NUMBER OF                    SHAREHOLDERS'
                                        REDEMPTION       SHARES         AMOUNT     EQUITY (DEFICIT)
                                      -------------------------------------------------------------
Balance at March 31, 1995. . . . .     $(2,676,000)   $(3,240,000)  $(20,400,000)   $(11,926,605)

Net income . . . . . . . . . . . .              --             --             --       3,014,114

Equity adjustment from foreign
  currency translation . . . . . .              --             --             --         (28,830)

Exercise of stock options
  including tax benefit of
  $63,000. . . . . . . . . . . . .              --             --             --         282,998

IPO shares issued out of treasury
  stock  . . . . . . . . . . . . .              --      2,500,000     20,392,600      20,925,000

IPO expenses . . . . . . . . . . .              --             --             --      (1,075,514)
Cancellation of remaining
  treasury stock . . . . . . . . .                        740,000          7,400             --

Release of redemption
  requirement. . . . . . . . . . .       2,676,000             --             --       2,676,000

Dividends on preferred stock
  (Note 11). . . . . . . . . . . .              --             --             --        (626,667)

Accretion and write-off
  of discount on preferred stock
  (Note 11). . . . . . . . . . . .              --             --             --      (2,526,000)
                                      -------------------------------------------------------------

Balance at March 31, 1996. . . . .              --             --             --      10,714,496

Net loss . . . . . . . . . . . . .              --             --             --        (368,554)

Equity adjustment from foreign
   currency translation. . . . . .              --             --             --            (436)

Purchase of treasury stock . . . .              --         (5,208)       (46,872)        (46,872)

Exercise of stock options
  including tax benefit of
  $43,660. . . . . . . . . . . . .              --             --             --         152,085

Stock issued to purchase
   AudioEase . . . . . . . . . . .                                                     1,500,000

Sale of stock. . . . . . . . . . .              --             --             --          45,677
                                      -------------------------------------------------------------

Balance at March 31, 1997. . . . .              --         (5,208)       (46,872)     11,996,396

Net income . . . . . . . . . . . .              --             --             --         803,186

Dividends accrued on subsidiary
   preferred stock . . . . . . . .              --             --             --        (177,000)

Equity adjustment from foreign
   currency translation. . . . . .              --             --             --         (16,490)

Exercise of stock options
   including tax benefit of
   $87,705 . . . . . . . . . . . .              --             --             --         265,448

Stock issued to purchase 20% of
   PHAST . . . . . . . . . . . . .              --             --             --       1,894,395

Sale of stock. . . . . . . . . . .              --             --             --          97,670
                                      -------------------------------------------------------------

Balance at March 31, 1998. . . . .      $       --         (5,208)  $    (46,872)   $ 14,863,605
                                      -------------------------------------------------------------
                                      -------------------------------------------------------------

                             See accompanying notes.

                                AMX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MARCH 31,
                                                                1996          1997           1998
                                                            ------------   -----------    -----------
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . .  $  3,014,114   $  (368,554)   $   803,186
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .       871,066       984,780      2,148,805
     Provision (credit) for losses on receivables. . . . .        10,000       (30,708)       366,000
     Provision (credit) for inventory obsolescence . . . .        36,000       (38,698)        69,698
     Loss on sale of property and equipment. . . . . . . .         1,537            --             --
     Acquired research and development . . . . . . . . . .            --       980,000             --
     Costs associated with acquisition of minority interest           --            --      1,526,996
     Deferred income tax . . . . . . . . . . . . . . . . .        50,885        45,086        (43,365)
     Changes in operating assets and liabilities:
         Receivables . . . . . . . . . . . . . . . . . . .    (1,110,510)   (2,024,683)    (3,971,835)
         Inventories . . . . . . . . . . . . . . . . . . .      (977,425)   (1,467,749)    (4,112,244)
         Prepaid expenses. . . . . . . . . . . . . . . . .        14,135      (219,986)      (296,560)
         Other . . . . . . . . . . . . . . . . . . . . . .       156,302            --             --
         Accounts payable. . . . . . . . . . . . . . . . .       537,609     1,235,009        607,787
         Accrued expenses. . . . . . . . . . . . . . . . .       166,434       631,281         47,348
         Income taxes recoverable/payable. . . . . . . . .       498,673      (416,968)       785,785
                                                            ------------   -----------    -----------
Net cash provided by (used in) operating activities. . . .     3,268,820      (691,190)    (2,008,399)

INVESTING ACTIVITIES

Purchase of property and equipment . . . . . . . . . . . .      (840,266)   (3,150,408)    (2,091,191)
Proceeds from sale of property and equipment . . . . . . .         9,400            --             --
Investment in capitalized software . . . . . . . . . . . .      (123,101)     (253,061)       (22,500)
Increase in other assets . . . . . . . . . . . . . . . . .       (65,570)     (118,979)      (221,473)
Payment to former owner of AudioEase . . . . . . . . . . .            --      (180,000)            --
Minority interest in PHAST . . . . . . . . . . . . . . . .           490     1,500,000        (25,490)
                                                            ------------   -----------    -----------
Net cash used in investing activities. . . . . . . . . . .    (1,019,047)   (2,202,448)    (2,360,654)

FINANCING ACTIVITIES

Sale of securities -- net of expenses. . . . . . . . . . .    19,849,486        45,677         97,670
Exercise of stock options. . . . . . . . . . . . . . . . .       155,048       152,085        265,448
Purchase of treasury stock . . . . . . . . . . . . . . . .            --       (46,872)            --
Net increase in line of credit . . . . . . . . . . . . . .            --            --      2,400,000
Proceeds from long-term debt and notes payable . . . . . .     3,815,402       187,762             --
Repayments of long-term debt and notes payable . . . . . .   (11,095,304)     (211,518)      (230,454)
Redemption of preferred stock. . . . . . . . . . . . . . .   (12,000,000)           --             --
Preferred stock dividends. . . . . . . . . . . . . . . . .      (626,667)           --             --
                                                            ------------   -----------    -----------
Net cash provided by financing activities. . . . . . . . .        97,965       127,134      2,532,666

Effect of exchange rate changes on cash. . . . . . . . . .       (28,830)         (436)       (16,490)
                                                            ------------   -----------    -----------
Net increase (decrease) in cash and cash equivalents . . .     2,318,908    (2,766,940)    (1,912,877)

Cash and cash equivalents at beginning of period . . . . .     2,539,851     4,858,759      2,091,819
                                                            ------------   -----------    -----------

Cash and cash equivalents at end of period . . . . . . . .  $  4,858,759   $ 2,091,819    $   178,942
                                                            ------------   -----------    -----------
                                                            ------------   -----------    -----------

                              See accompanying notes.

                               AMX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

   AMX Corporation (the "Company") was organized in March 1982 and operates in a single industry. The Company designs and manufactures integrated control systems found in corporate boardrooms, business training centers, teleconferencing centers, educational institutions, the television and communications industry, amusement parks, theme parks, stadiums, and residences. The Company sells primarily to dealers and distributors in the United States, Europe, Australia, Middle East, and the Far East.

PRINCIPLES OF CONSOLIDATION

   The Company's financial statements include the accounts of AXCESS Technology Ltd., a wholly owned foreign subsidiary, AMX International Sales Corporation, a wholly owned foreign sales corporation, PHAST Corporation, a wholly owned subsidiary, and AMX Control Systems PTE, Ltd., a wholly owned foreign subsidiary. All significant inter-company balances have been eliminated.

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

CONCENTRATION OF CREDIT RISK

During the years ended March 31, 1996, 1997, and 1998, the Company realized approximately 27%, 27%, and 28%, respectively, of total revenues from foreign sales and had approximately 30% and 32%, respectively, of trade receivables due from foreign customers at March 31, 1997 and 1998. The Company has operations outside the U.S. in the United Kingdom and Singapore. The net assets of these locations represented 9% and 1%, respectively, of consolidated net assets at March 31, 1998, and 7% and 1%, respectively at March 31, 1997.

   The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible credit losses, which, when realized, have been within the range of management's expectations.

     USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

   Revenue is recognized upon shipment of the product.

CAPITALIZED SOFTWARE

   The cost (including coding and testing) of producing software is capitalized once technological feasibility is established. Capitalized software costs are amortized on a product-by-product basis using the greater of the amounts computed on the straight-line method over the remaining estimated economic life of the product or using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product. Amortization of capitalized software begins when the products are available for general release to customers.

FOREIGN CURRENCY TRANSLATION

   In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and historical rates, as applicable, and revenues and expenses are translated at the average monthly exchange rates.

   The following are the cumulative foreign currency translation adjustments (recorded through retained earnings) which represent the effect of translating the original inter-company advances made to the Company's foreign subsidiary, as these advances are of a long-term nature:

                                                                       YEAR ENDED MARCH 31
                                                                  1996        1997         1998
                                                                --------     -------     --------
Balance at beginning of period . . . . . . . . . . . . . .      $ 38,835     $10,005     $  9,569
Gain (loss) on translation of inter-company advances . . .       (28,830)       (436)     (16,490)
                                                                --------     -------     --------
Balance at end of period included in retained earnings . .      $ 10,005     $ 9,569     $ (6,921)
                                                                --------     -------     --------
                                                                --------     -------     --------

   The translation gains and losses included in income are immaterial and result from translating all accounts other than the original inter-company advances to U.S. dollars.

EARNINGS PER COMMON SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Earnings per share amounts for all periods have been restated and presented to conform to the SFAS 128 requirements.

STOCK BASED EMPLOYEE COMPENSATION

   Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board Opinion No. 25, because, as discussed in Note 12, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use involving employee stock options.

ADVERTISING

   The Company expenses the costs of all advertising when incurred. Advertising costs were $174,000, $492,000 and $440,000 for the years ended March 31, 1996, 1997, and 1998, respectively.

RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3. INVENTORIES

   The components of inventories are as follows:

                                                          March 31,
                                                     1997          1998
                                                  ----------    ----------
Raw materials. . . . . . . . . . . . . . . . .    $2,512,648    $4,430,081
Work in progress . . . . . . . . . . . . . .         446,976       722,593
Finished goods . . . . . . . . . . . . . . .       2,060,869     3,980,063
Reserve for obsolescence . . . . . . . . . .         (60,302)     (130,000)
                                                  ----------    ----------
                                                  $4,960,191    $9,002,737
                                                  ----------    ----------
                                                  ----------    ----------

4. PROPERTY AND EQUIPMENT

   The general classes of property and equipment are as follows:

                                                         March 31,
                                                     1997          1998
                                                  ----------    ----------
Equipment, including computers . . . . . . .      $4,948,717    $7,128,232
Furniture and fixtures . . . . . . . . . . .       1,710,282     1,384,464
Leasehold improvements . . . . . . . . . . .         194,965       404,016
Vehicles . . . . . . . . . . . . . . . . . . .       104,769       133,210
                                                  ----------    ----------
                                                   6,958,733     9,049,922
Less accumulated depreciation. . . . . . . . .     2,928,584     4,702,131
                                                  ----------    ----------
                                                  $4,030,149    $4,347,791
                                                  ----------    ----------
                                                  ----------    ----------

   Depreciation expense was approximately $578,000, $816,000, and $1,774,000 for the years ended March 31, 1996, 1997, and 1998, respectively

5. DEBT

   The Company has a $5,000,000 revolving line of credit agreement expiring July 15, 1998. At March 31, 1997 and 1998, there were no amounts outstanding and $2,400,000 outstanding under the line of credit agreement, respectively. At March 31, 1998, $2,600,000 was available under this agreement. The line of credit agreement provides for a borrowing base computation based on accounts receivable and inventories. Advances under the line bear interest at the bank's contract rate set at the time of the borrowing, which is comparable to prime. Collateral for the loan consists of a security interest in accounts receivable, inventories, and property and equipment. The agreement requires the maintenance of certain financial ratios and equity levels and restricts
payment of dividends.   Based on current market rates, management believes
the carrying value of the line of credit approximates fair value.

   Interest paid amounted to approximately $535,000, $39,000, and $194,000 for the years ended March 31, 1996, 1997, and 1998, respectively.

6. EMPLOYEE BENEFIT PLANS

   The Company has a noncontributory profit sharing plan that is available to all U.S. employees who are at least 21 years of age and meet certain service requirements. The amount of any contributions to the plan is determined by the Board of Directors and is based on the level of Company earnings before income taxes. Contributions to the plan are allocated among the eligible participants based on the percentage each participant's salary bears to total salaries of all participants. Contributions to the plan for the years ended March 31, 1996, 1997, and 1998, were $240,000, $240,000 and $300,000 respectively.

   The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 15% of their salary subject to statutory limitations. The Company matches the employees' contributions at $0.25 on every dollar to a maximum of 1% of compensation. Company contributions for the years ended March 31, 1996, 1997 and 1998, were $32,200, $39,300, and $53,500 respectively.

   The Company's 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1, respectively. For the years ended March 31, 1997 and 1998, 7,853 and 19,928 shares were issued under this plan.

7. INCOME TAXES

   The components of the Company's income tax provision were as follows:

                                                  YEAR ENDED MARCH 31,
                                            1996          1997          1998
                                         ----------    ----------    ----------
Federal income taxes:
     Current provision . . . . . . .     $1,450,400    $  981,085    $  654,204
     Deferred provision. . . . . . .         92,000        45,086       (43,365)
State income taxes . . . . . . . . .        153,000       126,000       189,000
Foreign income taxes . . . . . . . .         97,054       218,875       287,095
                                         ----------    ----------    ----------
                                         $1,792,454    $1,371,046    $1,086,934
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------

   The income of foreign operations before income taxes for the years ended March 31, 1996, 1997, and 1998 were $373,000, $589,000, and $834,000, respectively.

   Income tax expense differs from amounts computed by applying the U.S. federal statutory tax rate to income before income taxes as follows:

                                                           YEAR ENDED MARCH 31,
                                                     1996          1997          1998
                                                  ----------    ----------    ----------
Federal income tax at statutory rate . . . .      $1,634,233    $  340,848    $  642,641
State income tax, net of federal tax
 benefit . . . . . . . . . . . . . . . . . .         108,439        77,265       126,152
Benefit of income reported through Foreign
 Sales Corporation . . . . . . . . . . . . .        (183,079)     (232,078)     (467,569)
Unbenefited/(benefited) losses of foreign
 subsidiary and rate differences . . . . . .         (29,654)       21,164        (7,350)
Unbenefited losses of PHAST subsidiary . . .         151,314       785,846       305,565
Effect of non-deductible acquired research
 and development . . . . . . . . . . . . . .              --       333,200            --
Effect of non-deductible costs associated
 with acquisition of minority interest
 and merger of subsidiary. . . . . . . . . .              --            --       369,838
Other. . . . . . . . . . . . . . . . . . . .         111,201        44,801       117,657
                                                  ----------    ----------    ----------
                                                  $1,792,454    $1,371,046    $1,086,934
                                                  ----------    ----------    ----------
                                                  ----------    ----------    ----------

 Significant components of deferred tax assets and liabilities are as follows:

                                                           MARCH 31,
                                                      1997         1998
                                                   ----------   -----------
Deferred tax assets:
Intangible assets. . . . . . . . . . . . . . .     $  87,875    $   81,708
     PHAST net operating loss carryforward . .            --     1,352,350
     Inventories . . . . . . . . . . . . . . .        91,772      (160,977)
     Bad debts . . . . . . . . . . . . . . . .        27,750       173,662
     Accrued expenses. . . . . . . . . . . . .        41,133        45,365
     Inter-company profit in inventory . . . .            --       175,633
     Other, net. . . . . . . . . . . . . . . .         6,959         6,959
                                                   ----------   -----------
                                                     255,489     1,996,654

Deferred tax liabilities:
     Transaction fees. . . . . . . . . . . . .       (70,300)      (70,300)
     Prepaid expenses. . . . . . . . . . . . .       (70,003)      (75,527)
     Capitalized software. . . . . . . . . . .            --       (62,631)
     Prepaid design costs. . . . . . . . . . .            --      (175,740)
     Other, net. . . . . . . . . . . . . . . .       (11,588)       (1,350)
                                                   ----------   -----------
                                                    (151,891)     (385,548)
                                                   ----------   -----------
Valuation allowance. . . . . . . . . . . . . .            --    (1,464,143)
                                                   ----------   -----------
Net deferred tax asset . . . . . . . . . . . .     $ 103,598    $  146,963
                                                   ----------   -----------
                                                   ----------   -----------

   Net operating losses of totalling $3,655,000 of the Company's wholly-owned PHAST Corporation subsidiary, can be carried forward to offset future taxable income of PHAST through 2012.

   Cash paid for federal income taxes was approximately $1,086,000, $1,586,000, and $548,000 for the years ended March 31, 1996, 1997, and 1998, respectively.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases various real property and equipment. Under certain leases, the Company is required to pay costs, such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under these operating leases for the years ended March 31, 1996, 1997, and 1998, was $287,000, $470,000, and $614,000, respectively.

   At March 31, 1998, future minimum payments for noncancelable operating leases are as follows:

                 YEAR ENDED MARCH 31:
     ------------------------------------------
     1999 . . . . . . . . . . . . . . . . . . .    $  711,537
     2000 . . . . . . . . . . . . . . . . . . .       292,422
     2001 . . . . . . . . . . . . . . . . . . .       148,466
     2002 . . . . . . . . . . . . . . . . . . .        77,967
     2003 . . . . . . . . . . . . . . . . . . .        66,000
     2004 and thereafter. . . . . . . . . . . .       594,000
                                                   ----------
                                                   $1,890,392
                                                   ----------
                                                   ----------

   In August 1994, one of the Company's dealers filed a lawsuit against the Company claiming fraud, breach of contract, and a violation of the Oklahoma Deceptive Trade Practices Act. As of March 31, 1996 the Company had reserved $200,000 related to this claim. On April 14, 1997, the Company entered into a settlement agreement with the plaintiff to resolve all outstanding claims. The Company reserved an additional $550,000 as of March 31, 1997 to reflect the amount of the settlement and estimated legal costs. The settlement was paid in full in May 1997.

   The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

9. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                   MARCH 31,
                                                       1996           1997            1998
                                                   -----------    -----------     -----------
Numerator:
Net income (loss). . . . . . . . . . . . . . . .   $3,014,114     $ (368,554)     $  803,186
Preferred stock dividends, including accretion
 and redemption. . . . . . . . . . . . . . . . .    3,152,667            --          177,000
                                                   -----------    -----------     -----------
Net income (loss) applicable to common
 shareholders. . . . . . . . . . . . . . . . . .   $ (138,553)    $ (368,554)     $  626,186
                                                   -----------    -----------     -----------
                                                   -----------    -----------     -----------
Denominator:
Denominator for basic earnings per share -
 Weighted-average shares outstanding . . . . . .    5,880,930      7,768,547       8,014,097
Effect of dilutive securities:
Employee stock options . . . . . . . . . . . . .      619,519        460,510         431,021
                                                   -----------    -----------     -----------
Denominator for diluted earnings per share . . .    6,500,449      8,229,057       8,445,118
                                                   -----------    -----------     -----------
Basic (loss) earnings per share. . . . . . . . .   $    (0.02)    $    (0.05)     $     0.08
                                                   -----------    -----------     -----------
                                                   -----------    -----------     -----------
Diluted (loss) earnings per share. . . . . . . .   $    (0.02)    $    (0.04)     $     0.07
                                                   -----------    -----------     -----------
                                                   -----------    -----------     -----------

   Of the total stock options outstanding at March 31, , 1997 and 1998, approximately 48,100, and 36,200 shares of stock, respectively, were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

10. ASSET ACQUISITIONS

   In May 1996, the Company acquired 100% of the outstanding stock of SPS International, Inc. dba AudioEase in exchange for 181,818 shares (valued at $1,500,000) of AMX Corporation common stock in a transaction accounted for as a purchase. AudioEase designs, manufactures and markets hardware and software products for upscale home theater systems, and whole-home audio/video control and distribution systems, as well as other electronic home systems. Including acquisition costs, the total purchase price was $1,760,000. The purchase price was allocated to the fair market value of assets acquired based on an independent valuation commissioned by the Company. Purchased research and development was valued based on an analysis of AudioEase's products under development which resulted in a charge to expense of $980,000, with no related tax benefit. Of the remaining purchase price, $500,000 was allocated to intangibles, including goodwill, with the remainder allocated to the tangible net assets of AudioEase. The intangibles, including goodwill, are being amortized on a straight-line basis over useful lives ranging from 5-15 years. However, the unamortized balance of the intangibles was written off when AudioEase was merged into PHAST in November 1997 and AudioEases's operations were moved from Denver to Salt Lake City. Pro forma earnins with the inclusion of AudioEase for the year ended March 31, 1997, are not materially different from the reported earnings for the same period. The operations of AudioEase had been consolidated since the date of acquisition.

   In June 1996, the Company purchased all of the assets of Camrobotics, Inc. for cash in a transaction accounted for as a purchase. Of the total purchase price of $334,000, $250,000 was allocated to purchased research and development expense, and the remainder was allocated to the net assets of Camrobotics, Inc.

11. EQUITY TRANSACTIONS

   Effective March 31, 1995, a group of venture capital firms and an individual (the "New Shareholders") invested $19,150,000 in the Company by purchasing (i) 120,000 shares of $100 par value 8% Series A Redeemable Preferred Stock for $12,000,000, (ii) 3,240,000 shares of common stock for $150,000, and (iii)
$7,000,000 of subordinated debentures. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the debentures, the Series A Preferred Stock, and the common stock to the New Shareholders were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: debentures, $7,000,000 (effective yield of 12.8%); Series A Preferred Stock, $9,474,000 (effective yield of 13%); and common stock, $2,676,000 ($0.83 per share). The expenses associated with this transaction were $325,000 and were allocated between the subordinated debentures and redeemable preferred stock. Under certain conditions, as defined, or at March 31, 2002, the New Shareholders could have required the Company to redeem their common stock at its then fair market value. Accordingly, $2,676,000 was reclassified from shareholders' equity at March 31, 1995. This right expired upon consummation of the Company's initial public offering. Additionally, upon consummation of the Company's initial public offering, the Company was required to redeem the preferred stock and retire the subordinated debentures.

   Also, on March 31, 1995, the Company purchased 3,240,000 shares of the existing shareholders' common stock for $20,400,000.

12. STOCK OPTIONS

   At March 31, 1998, the Company had three stock-based compensation plans outstanding, which are described below. No compensation cost is recognized for its fixed option plans because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant.

   The 1993 Stock Option Plan, as amended, authorized the granting of options for up to 1,452,544 shares of common stock. All options have a term of ten years and vest over a four year period. However, all options issued prior to March 31, 1995, are fully vested due to the change of control that occurred on that date that is more fully described in Note 11.

   In September 1995, the Company approved the 1995 Stock Option Plan and the 1995 Director Stock Option Plan. Under the 1995 Stock Option Plan, the Company may grant options for up to 1,000,000 shares. All options have a term of ten years and vest over a four-year period. The 1995 Director Stock Option Plan authorized the granting of stock options for up to 250,000 shares to non-employee directors. All options granted under this plan are fully vested and have a term of ten years.

A summary of the status of the Company's plans as of March 31, 1996, 1997, and 1998, and changes during the years ending on those periods is presented below:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                                  EXERCISE
                                                     SHARES        PRICE
                                                   ---------      --------
   Outstanding at March 31, 1995 . . . . . .         588,880       $1.13
     Options granted . . . . . . . . . . . .         600,000        3.64
     Options exercised . . . . . . . . . . .        (221,000)       1.00
     Options canceled. . . . . . . . . . . .         (10,800)       7.00
                                                   ---------
   Outstanding at March 31, 1996 . . . . . .         957,080        2.67
     Options granted . . . . . . . . . . . .         153,250        6.58
     Options exercised . . . . . . . . . . .         (91,000)       1.19
     Options canceled. . . . . . . . . . . .        (102,300)       3.30
                                                   ---------
   Outstanding at March 31, 1997 . . . . . .         917,030        3.40
     Options granted . . . . . . . . . . . .         343,850        6.07
     Options exercised . . . . . . . . . . .         (57,625)       3.08
     Options canceled. . . . . . . . . . . .         (65,075)       6.46
                                                   ---------
   Outstanding at March 31, 1998 . . . . . .       1,138,180       $4.04
                                                   ---------
                                                   ---------
   Available for granting in future periods.       1,194,739
                                                   ---------
                                                   ---------

   The following table summarizes information about stock options outstanding under the plans as of March 31, 1998:

                             OPTIONS      WEIGHTED AVERAGE                       OPTIONS
                          OUTSTANDING AT     REMAINING      WEIGHTED AVERAGE  EXERCISABLE AT  WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES     3/31/98      CONTRACTUAL LIFE   EXERCISE PRICE      3/31/98       EXERCISE PRICE
------------------------  --------------  ----------------  ----------------  --------------  ----------------
$0.895 to $2.07. . . . .      566,880         6.4 years           $1.59           416,880           $1.49
$5.75 to $9.00 . . . . .      571,300         8.7 years            6.48           142,163            6.95
                            ---------                                             -------
$0.895 to $9.00. . . . .    1,138,180         7.6 years           $4.04           559,043           $2.88
                            ---------                                             -------
                            ---------                                             -------

   At March 31, 1996 and 1997, approximately 368,000 and 450,000 options, respectively, were exercisable with a weighted average exercise price of $1.21 and $2.36, respectively.

   Under the 1996 Employee Stock Purchase Plan (ESPP), the Company is authorized to issue up to 250,000 shares of common stock to employees of the Company at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. Common stock purchases are paid for through periodic payroll deductions. Participants under the plan received 7,853 shares in 1997 at an average price of $5.82 and 19,928 shares in 1998 at an average price of $4.90.

   At March 31, 1998, the Company was obligated to issue options at $5,94 per share covering up to 138,000 shares to certain employees, subject to shareholder approval. The options, if issued, are to vest over four years from the date of grant, August 1997, but become exercisable only upon both the Company, and its PHAST subsidiary, achieving certain operating targets, which was considered to be remote at March 31, 1998.

   Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 1996, 1997 and 1998, respectively: dividend yield of 0% for all periods; expected volatility of 54.2%, 54.2%, and 42.6% (except for options granted prior to the Company's initial public offering, for which the minimum value method was used); risk-free interest rate of 6.67%, 6.36% and 6.46%; and expected lives of 6 years for all periods.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures the estimated fair value of stock-based compensation and other options is amortized to expense over the vesting period. The Company's pro forma net income (loss) and net income (loss) per share is as follows:

                                                                  YEAR ENDED
                                                                   MARCH 31,
                                                       1996          1997        1998
                                                     ----------   -----------  --------
Net income (loss). . . . . . . . . .  As reported    $3,014,114    $(368,554)  $803,186
                                      Pro forma      $2,792,106    $(592,966)  $421,367

Net income (loss) applicable to
 common shareholders . . . . . . . .  As reported    $ (138,553)               $626,186
                                      Pro forma      $ (360,561)               $244,367

Basic earnings (loss) per share. . .  As reported    $    (0.02)   $   (0.05)  $   0.08
                                      Pro forma      $    (0.06)   $   (0.08)  $   0.03

Diluted earnings (loss) per share. .  As reported    $    (0.02)   $   (0.04)  $   0.07
                                      Pro forma      $    (0.06)   $   (0.07)  $   0.03

   The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

   The weighted-average fair market value of options granted under the options plans during 1996, 1997, and 1998 was $1.21, $3.86, and $3.07, respectively.

13. PHAST CORPORATION

   In August 1995, the Company formed its then 51% owned subsidiary, PHAST Corporation ("PHAST"), a start-up company that designs and manufactures home automation systems for the residential market, and provided PHAST $1,115,000 to fund its first year of operations.

   In August 1996, the Company's chairman (a 16% shareholder) independently purchased a 29% interest in the common stock of PHAST for $25,000 and purchased $1,475,000 of PHAST's 8% Preferred Stock. In March 1997, at the request of the Company's Board of Directors and as a condition precedent to further funding of PHAST by the Company, the chairman granted the Company an option through March 1998 to purchase his PHAST securities for $2,500,000, subject to an independent appraisal.

     In July 1997, the Company acquired 7,322 shares of common stock of PHAST Corporation ("PHAST"), representing 29% of the stock of its subsidiary. The Company had held 51% of the common stock of PHAST since its formation in August 1995. The shares were purchased from Scott D. Miller, the Company's chairman, for $25,000 in cash. The Company also granted Mr. Miller the right to require the Company to purchase his 14,750 shares of preferred stock in PHAST for a per share purchase price of $100 (which is the liquidation preference of the preferred stock), or an aggregate purchase price of $1,475,000, plus accrued but unpaid dividends, at any time from April 1, 1998 through March 31, 1999. In connection therewith, the option granted to the Company in March 1997 to purchase such preferred stock from the chairman was terminated. In October of 1997, the Company acquired the remaining 6,421 shares, or 20%, of the common stock of PHAST in exchange for the issuance of 350,814 shares of its common stock and a de minimis amount of cash. In conjuction with the purchase the Company recorded one-time charges of $1.7 million in its third quarter operating results, and recorded $920,000 of goodwill in its financial statements, which is being amortized on a straight-line basis over 4 years. These charges consist primarily of employee-related expenses associated with the purchase, the write-off of the remaining intangibles from the purchase of AudioEase in 1996, and costs associated with the merger and move of AudioEase from Denver to Salt Lake City. The Company has consolidated PHAST Corporation since its formation.

   As a result of the financial commitment made to PHAST, the Company's consolidated financial statements for the fiscal years ended March 31, 1996, 1997and 1998 include $445,042, $2,311,312, and $2,748,409, respectively, of net losses from PHAST (excluding merger and acquisition-related expenses), which represent 100% of PHAST's losses.

14. INTERNATIONAL OPERATIONS AND EXPORT SALES

   A summary of the Company's operations by geographic area follow:

                                                         YEAR ENDED
                                                          MARCH 31,
                                              1996           1997           1998
                                          -----------    -----------    -----------
Revenue from Unaffiliated Customers:
  United States. . . . . . . . . . . .    $29,954,003    $37,567,937    $52,997,275
  Europe . . . . . . . . . . . . . . .      2,776,511      3,654,427      5,061,004
  Far East . . . . . . . . . . . . . .             --        234,178        706,239
                                          -----------    -----------    -----------
Consolidated . . . . . . . . . . . . .    $32,730,514    $41,456,542    $58,764,518
                                          -----------    -----------    -----------
                                          -----------    -----------    -----------
Inter-Company Revenue Between
 Geographic Areas:
  United States. . . . . . . . . . . .    $ 1,221,520    $ 1,526,420    $ 3,001,953
  Europe . . . . . . . . . . . . . . .             --             --             --
  Far East . . . . . . . . . . . . . .             --             --             --
  Eliminations . . . . . . . . . . . .     (1,221,520)    (1,526,420)    (3,001,953)
                                          -----------    -----------    -----------
Consolidated . . . . . . . . . . . . .    $        --    $        --    $        --
                                          -----------    -----------    -----------
                                          -----------    -----------    -----------
Operating Income (Loss)
  United States. . . . . . . . . . . .    $ 4,859,621    $   144,129    $ 1,101,326
  Europe . . . . . . . . . . . . . . .        364,730        575,993        792,748
  Far East . . . . . . . . . . . . . .             --          3,351         30,928
                                          -----------    -----------    -----------
Consolidated . . . . . . . . . . . . .    $ 5,224,351       $727,473    $ 1,925,002
                                          -----------    -----------    -----------
                                          -----------    -----------    -----------
Identifiable Assets:
  United States. . . . . . . . . . . .    $13,338,253    $17,572,249    $23,081,091
  Europe . . . . . . . . . . . . . . .      1,314,085      2,057,711      3,098,125
  Far East . . . . . . . . . . . . . .             --        110,687        148,700
                                          -----------    -----------    -----------
Consolidated . . . . . . . . . . . . .    $14,652,338    $19,740,647    $26,327,916
                                          -----------    -----------    -----------
                                          -----------    -----------    -----------

The information presented above may not be indicative of results if the geographic areas were independent organizations. Inter-company transactions are made at established transfer prices.

   Export sales from the Company's U.S. operations to unaffiliated customers were as follows:

                                                   YEAR ENDED
                                                    MARCH 31,
                                        1996          1997           1998
                                     ----------    ----------    -----------
Americas . . . . . . . . . . . . .   $1,000,000    $  685,000    $ 1,720,000
Asia and the Pacific Rim . . . . .      951,000     1,437,000    $ 2,795,000
Australia. . . . . . . . . . . . .    1,346,000     1,122,000      1,333,000
Europe . . . . . . . . . . . . . .    2,705,000     4,797,000      7,980,000
Middle East. . . . . . . . . . . .           --       313,000        671,000
Other    . . . . . . . . . . . . .      153,000       295,000        133,000
                                     ----------    ----------    -----------
                                     $6,155,000    $8,649,000    $14,632,000
                                     ----------    ----------    -----------
                                     ----------    ----------    -----------

   15. SUBSEQUENT EVENT

   On May 12, 1998, the Company secured a $1.5 million term loan from a financial institution which it used to redeem the outstanding preferred stock of PHAST Corporation from the Company's chairman. The term loan has a repayment schedule which provides for quarterly payments from December 1998 through December 1999, and bears interest at a fixed rate of approximately 8.25%.

                                INDEX TO EXHIBITS

 Exhibits
 --------

    2.1 Agreement of Merger and Plan of Reorganization dated as of May 16, 1996, among Registrant, AMX Acquisition Corporation, SPS International, Inc. (now known as AudioEase, Inc.), John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated as of May 16, 1996, file no. 0-26924).

    3.1 Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, file no. 333-2202).

    3.2 Amended and Restated Bylaws of the Registrant, as amended (Incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q, for the period ending September 30, 1997, file no. 0-26924).

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

    4.4 Registration Rights Agreement dated as of May 16, 1996, by and among Registrant, John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason. (Incorporated by reference from Exhibit 4.4 to the Company's Form 10-K, as amended, for the fiscal year ended March 31, 1996, file no. 0-26924).

    4.5 Declaration of Registration Rights made October 14, 1997, by the Company for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement (as hereinafter defined). (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, for the period ending December 31, 1997, file no. 0-26924).

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

 Exhibits
 --------

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

 **10.13  First Amendment dated September 12, 1995 to Employment
          Agreement dated March 30, 1995 between Registrant and
          Billie I. Williamson.

 **10.14 Promissory Note dated June 15, 1995, from Peter D. York to Registrant in the original principal amount of $77,298.

 **10.15  Promissory Note dated May 1, 1995, from Joe Hardt to
          Registrant in the original principal amount of $44,500.

 **10.16  Promissory Note dated August 15, 1995, from Billie I.
          Williamson to Registrant in the original principal amount of $52,250.

  *10.17 Second Amendment to Lease dated February 12, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

  *10.18 Third Amendment to Lease dated May 1, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

  *10.19 Promissory Note dated January 2, 1997, from Joe Hardt to Registrant in the original principal amount of $22,125.00.

  *10.20 Promissory Note dated July 2, 1996, from Joe Hardt to Registrant in the original principal amount of $22,125.00.

  +10.21 Promissory Note dated January 2, 1998, from Joe Hardt to Registrant in the original principal amount of $22,125.

   10.22 Stock Purchase Agreement dated as of October 14, 1997, by and among the Company, Will West, Eric Smith, Ron Wells, Carmelo
          J. Santoro, Scott D. Miller, PHAST Corporation, and certain employees of PHAST (the "Stock Purchase Agreement"). (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-3, filed November 19, 1997, file no. 333-40557).

  +21.1   Schedule of Subsidiaries.

  +23.1   Consent of Independent Auditors.

  +27.1   Financial Data Schedule.

---------------

     +    Filed herewith.

     * Incorporated by reference from the exhibit of the same number to the Company's Form 10-K, for the year ending March 31, 1997, file no. 0-26924.

     ** Incorporated by reference from the exhibit of the same number in the Company's Form S-1 filed September 13, 1995, as amended, file no. 33-96886.