Form 10-K405/A
period 1998-03-31
AMX CORP
filed 1998-08-04
CIK 944248

===============================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    -----------

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

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K to which this amendment relates.

                              AMENDMENT NO. 1

     The undersigned registrant hereby files this Amendment No. 1 to amend
Item 8 -- "Financial Statements and Supplementary Data" and Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K" as set forth in the pages attached hereto.

===============================================================================

                                     PART II

ITEM 8. FINANCIAL STATEMENTS.

     Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report. The Company's Consolidated Financial Statements begin at page F-1 hereunder.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1)     Financial Statements.

                 The financial statements filed as a part of this Annual Report on Form 10-K/A are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

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

  *10.17 Second Amendment to Lease dated February 12, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

  *10.18 Third Amendment to Lease dated May 1, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

  *10.19 Promissory Note dated January 2, 1997, from Joe Hardt to Registrant in the original principal amount of $22,125.00.

  *10.20 Promissory Note dated July 2, 1996, from Joe Hardt to Registrant in the original principal amount of $22,125.00.

***10.21 Promissory Note dated January 2, 1998, from Joe Hardt to Registrant in the original principal amount of $22,125.

   10.22 Stock Purchase Agreement dated as of October 14, 1997, by and among the Company, Will West, Eric Smith, Ron Wells, Carmelo
          J. Santoro, Scott D. Miller, PHAST Corporation, and certain employees of PHAST (the "Stock Purchase Agreement"). (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-3, filed November 19, 1997, file no. 333-40557).

***21.1   Schedule of Subsidiaries.

  +23.1   Consent of Independent Auditors.

***27.1   Financial Data Schedule.

---------------

      +   Filed herewith.

      * Incorporated by reference from the exhibit of the same number to the Company's Form 10-K for the fiscal year ending March 31, 1997 (file no. 0-26924).

     ** Incorporated by reference from the exhibit of the same number in the Company's Form S-1 filed September 13, 1995, as amended, file no. 33-96886.

    *** Previously filed with and incorporated by reference from the exhibit of the same number in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed June 29, 1998 (file no. 0-26924) to which this Amendment No. 1 relates.

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

                                      AMX CORPORATION


                                      By: /s/ Joe Hardt
                                         ------------------------------------
                                         Joe Hardt, Chief Executive Officer
                                         and President
                                         July 31, 1998

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

                               AMX CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        March 31,
                                                                               --------------------------
                                                                                   1997           1998
                                                                               -----------    -----------
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,259,070    $ 3,866,857
     Line of credit and notes payable (NOTE 5) . . . . . . . . . . . .             187,760      2,403,437
     Accrued compensation. . . . . . . . . . . . . . . . . . . . . . .           1,035,072      1,481,770
     Accrued sales commissions . . . . . . . . . . . . . . . . . . . .             437,413        787,913
     Reserve for litigation (NOTE 8) . . . . . . . . . . . . . . . . .             750,000             --
     Accrued dealer incentives . . . . . . . . . . . . . . . . . . . .             283,904        329,416
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .             198,811        153,449

     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .                  --        743,868
                                                                               -----------    -----------

Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .           6,152,030      9,766,710

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .              91,731         45,600
Commitments and contingencies (NOTE 8)
Minority interest in subsidiary (NOTES 13 AND 15). . . . . . . . . . .           1,500,490      1,652,000
Shareholders' equity (NOTES 5, 10, 11, AND 12):
Preferred stock, $0.01 par value
     Authorized shares - 10,000,000
     Issued shares - none. . . . . . . . . . . . . . . . . . . . . . .                  --             --
     Common stock, $0.01 par value:
         Authorized shares -- 40,000,000
         Issued shares -- 7,832,791 for 1997 and 8,261,158 for 1998. .              78,328         82,612
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . .           1,826,453      4,079,682
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .          10,138,487     10,748,183
     Less treasury stock (5,208 shares). . . . . . . . . . . . . . . .             (46,872)       (46,872)
                                                                               -----------    -----------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .          11,996,396     14,863,605
                                                                               -----------    -----------
Total liabilities and shareholders' equity . . . . . . . . . . . . . .         $19,740,647    $26,327,915
                                                                               -----------    -----------
                                                                               -----------    -----------

                                          See accompanying notes.

                                AMX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED MARCH 31,
                                                                       1996         1997           1998
                                                                    -----------  -----------   -----------
System sales . . . . . . . . . . . . . . . . . . . . . . .          $30,274,007  $38,302,054   $56,290,433
OEM and custom product sales . . . . . . . . . . . . . . .            2,456,507    3,154,488     2,474,085
                                                                    -----------  -----------   -----------
     Net sales . . . . . . . . . . . . . . . . . . . . . .           32,730,514   41,456,542    58,764,518
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .           12,369,272   17,243,292    26,400,787
                                                                    -----------  -----------   -----------
     Gross profit. . . . . . . . . . . . . . . . . . . . .           20,361,242   24,213,250    32,363,731
Selling and marketing expenses . . . . . . . . . . . . . .           10,945,296   15,060,987    20,295,877
Research and development expenses. . . . . . . . . . . . .            1,475,073    2,834,185     3,849,283
Acquired research and development. . . . . . . . . . . . .                   --    1,230,000            --
Costs associated with acquisition of minority interest
  and merger of subsidiaries . . . . . . . . . . . . . . .                   --           --     1,693,747

General and administrative expenses (including $896,000
   relating to litigation settled in 1997) (NOTE 8). . . .            2,716,522    4,360,605     4,599,822
                                                                    -----------  -----------   -----------
     Operating income. . . . . . . . . . . . . . . . . . .            5,224,351      727,473     1,925,002

Interest expense . . . . . . . . . . . . . . . . . . . . .             (534,655)     (13,219)     (194,189)
Other income, net. . . . . . . . . . . . . . . . . . . . .              116,872      288,238       159,307
                                                                    -----------  -----------   -----------
Income before income taxes . . . . . . . . . . . . . . . .            4,806,568    1,002,492     1,890,120
Income tax provision (NOTE 7). . . . . . . . . . . . . . .            1,792,454    1,371,046     1,086,934
                                                                    -----------  -----------   -----------
Net income (loss). . . . . . . . . . . . . . . . . . . . .            3,014,114  $  (368,554)      803,186
                                                                                 -----------
                                                                                 -----------

Preferred stock dividends, including accretion and
  redemption (NOTE 11). . . . . . . . . . . . . . . . . . .          (3,152,667)                 (177,000)
                                                                    -----------                -----------
Net income (loss) applicable to common shareholders. . . . .        $  (138,553)               $   626,186
                                                                    -----------                -----------
                                                                    -----------                -----------
Basic earnings (loss) per share (NOTE 9) . . . . . . . . .          $     (0.02) $     (0.05)  $      0.08
                                                                    -----------  -----------   -----------
                                                                    -----------  -----------   -----------
Diluted earnings (loss) per share (NOTE 9) . . . . . . . .          $     (0.02) $     (0.04)  $      0.07
                                                                    -----------  -----------   -----------
                                                                    -----------  -----------   -----------

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
                                      -------------------------------------------------------------
                                      -------------------------------------------------------------

                             See accompanying notes.

                                AMX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MARCH 31,
                                                                1996          1997           1998
                                                            ------------   -----------    -----------
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . .  $  3,014,114   $  (368,554)   $   803,186
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .       871,066       984,780      2,148,805
     Provision (credit) for losses on receivables. . . . .        10,000       (30,708)       366,000
     Provision (credit) for inventory obsolescence . . . .        36,000       (38,698)        69,698
     Loss on sale of property and equipment. . . . . . . .         1,537            --             --
     Acquired research and development . . . . . . . . . .            --       980,000             --
     Costs associated with acquisition of minority interest           --            --      1,526,996
     Deferred income tax . . . . . . . . . . . . . . . . .        50,885        45,086        (43,365)
     Changes in operating assets and liabilities:
         Receivables . . . . . . . . . . . . . . . . . . .    (1,110,510)   (2,024,683)    (3,971,835)
         Inventories . . . . . . . . . . . . . . . . . . .      (977,425)   (1,467,749)    (4,112,244)
         Prepaid expenses. . . . . . . . . . . . . . . . .        14,135      (219,986)      (296,560)
         Other . . . . . . . . . . . . . . . . . . . . . .       156,302            --             --
         Accounts payable. . . . . . . . . . . . . . . . .       537,609     1,235,009        607,787
         Accrued expenses. . . . . . . . . . . . . . . . .       166,434       631,281         47,348
         Income taxes recoverable/payable. . . . . . . . .       498,673      (416,968)       785,785
                                                            ------------   -----------    -----------
Net cash provided by (used in) operating activities. . . .     3,268,820      (691,190)    (2,068,399)

INVESTING ACTIVITIES

Purchase of property and equipment . . . . . . . . . . . .      (840,266)   (3,150,408)    (2,091,191)
Proceeds from sale of property and equipment . . . . . . .         9,400            --             --
Investment in capitalized software . . . . . . . . . . . .      (123,101)     (253,061)       (22,500)
Increase in other assets . . . . . . . . . . . . . . . . .       (65,570)     (118,979)      (221,473)
Payment to former owner of AudioEase . . . . . . . . . . .            --      (180,000)            --
Minority interest in PHAST . . . . . . . . . . . . . . . .           490     1,500,000        (25,490)
                                                            ------------   -----------    -----------
Net cash used in investing activities. . . . . . . . . . .    (1,019,047)   (2,202,448)    (2,360,654)

FINANCING ACTIVITIES

Sale of securities -- net of expenses. . . . . . . . . . .    19,849,486        45,677         97,670
Exercise of stock options. . . . . . . . . . . . . . . . .       155,048       152,085        265,448
Purchase of treasury stock . . . . . . . . . . . . . . . .            --       (46,872)            --
Net increase in line of credit . . . . . . . . . . . . . .            --            --      2,400,000
Proceeds from long-term debt and notes payable . . . . . .     3,815,402       187,762             --
Repayments of long-term debt and notes payable . . . . . .   (11,095,304)     (211,518)      (230,454)
Redemption of preferred stock. . . . . . . . . . . . . . .   (12,000,000)           --             --
Preferred stock dividends. . . . . . . . . . . . . . . . .      (626,667)           --             --
                                                            ------------   -----------    -----------
Net cash provided by financing activities. . . . . . . . .        97,965       127,134      2,532,666

Effect of exchange rate changes on cash. . . . . . . . . .       (28,830)         (436)       (16,490)
                                                            ------------   -----------    -----------
Net increase (decrease) in cash and cash equivalents . . .     2,318,908    (2,766,940)    (1,912,877)

Cash and cash equivalents at beginning of period . . . . .     2,539,851     4,858,759      2,091,819
                                                            ------------   -----------    -----------

Cash and cash equivalents at end of period . . . . . . . .  $  4,858,759   $ 2,091,819    $   178,942
                                                            ------------   -----------    -----------
                                                            ------------   -----------    -----------

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

   Income tax expense differs from amounts computed by applying the U.S. federal statutory tax rate to income before income taxes as follows:

                                                           YEAR ENDED MARCH 31,
                                                     1996          1997          1998
                                                  ----------    ----------    ----------
Federal income tax at statutory rate . . . .      $1,634,233    $  340,848    $  642,641
State income tax, net of federal tax
 benefit . . . . . . . . . . . . . . . . . .         108,439        77,265       126,152
Benefit of income reported through Foreign
 Sales Corporation . . . . . . . . . . . . .        (183,079)     (232,078)     (467,569)
Unbenefited/(benefited) losses of foreign
 subsidiary and rate differences . . . . . .         (29,654)       21,164        (7,350)
Unbenefited losses of PHAST subsidiary . . .         151,314       785,846       305,565
Effect of non-deductible acquired research
 and development . . . . . . . . . . . . . .              --       333,200            --
Effect of non-deductible costs associated
 with acquisition of minority interest
 and merger of subsidiary. . . . . . . . . .              --            --       369,838
Other. . . . . . . . . . . . . . . . . . . .         111,201        44,801       117,657
                                                  ----------    ----------    ----------
                                                  $1,792,454    $1,371,046    $1,086,934
                                                  ----------    ----------    ----------
                                                  ----------    ----------    ----------

 Significant components of deferred tax assets and liabilities are as follows:

                                                           MARCH 31,
                                                      1997         1998
                                                   ----------   -----------
Deferred tax assets:
Intangible assets. . . . . . . . . . . . . . .     $  87,875    $   81,708
     PHAST net operating loss carryforward . .            --     1,352,350
     Inventories . . . . . . . . . . . . . . .        91,772       160,977
     Bad debts . . . . . . . . . . . . . . . .        27,750       173,662
     Accrued expenses. . . . . . . . . . . . .        41,133        45,365
     Inter-company profit in inventory . . . .            --       175,633
     Other, net. . . . . . . . . . . . . . . .         6,959         6,959
                                                   ----------   -----------
                                                     255,489     1,996,654

Deferred tax liabilities:
     Transaction fees. . . . . . . . . . . . .       (70,300)      (70,300)
     Prepaid expenses. . . . . . . . . . . . .       (70,003)      (75,527)
     Capitalized software. . . . . . . . . . .            --       (62,631)
     Prepaid design costs. . . . . . . . . . .            --      (175,740)
     Other, net. . . . . . . . . . . . . . . .       (11,588)       (1,350)
                                                   ----------   -----------
                                                    (151,891)     (385,548)
                                                   ----------   -----------
Valuation allowance. . . . . . . . . . . . . .            --    (1,464,143)
                                                   ----------   -----------
Net deferred tax asset . . . . . . . . . . . .     $ 103,598    $  146,963
                                                   ----------   -----------
                                                   ----------   -----------

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

   Of the total stock options outstanding at March 31, 1997 and 1998, approximately 48,100, and 36,200 shares of stock, respectively, were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

10. ASSET ACQUISITIONS

   In May 1996, the Company acquired 100% of the outstanding stock of SPS International, Inc. dba AudioEase in exchange for 181,818 shares (valued at $1,500,000) of AMX Corporation common stock in a transaction accounted for as a purchase. AudioEase designs, manufactures and markets hardware and software products for upscale home theater systems, and whole-home audio/video control and distribution systems, as well as other electronic home systems. Including acquisition costs, the total purchase price was $1,760,000. The purchase price was allocated to the fair market value of assets acquired based on an independent valuation commissioned by the Company. Purchased research and development was valued based on an analysis of AudioEase's products under development which resulted in a charge to expense of $980,000, with no related tax benefit. Of the remaining purchase price, $500,000 was allocated to intangibles, including goodwill, with the remainder allocated to the tangible net assets of AudioEase. The intangibles, including goodwill, are being amortized on a straight-line basis over useful lives ranging from 5-15 years. However, the unamortized balance of the intangibles was written off when AudioEase was merged into PHAST in November 1997 and AudioEases's operations were moved from Denver to Salt Lake City. Pro forma earnings with the inclusion of AudioEase for the year ended March 31, 1997, are not materially different from the reported earnings for the same period. The operations of AudioEase had been consolidated since the date of acquisition.

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

   At March 31, 1998, the Company was obligated to issue options at $5.94 per share covering up to 138,000 shares to certain employees, subject to shareholder approval. The options, if issued, are to vest over four years from the date of grant, August 1997, but become exercisable only upon both the Company, and its PHAST subsidiary, achieving certain operating targets, which was considered to be remote at March 31, 1998.

   Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 1996, 1997 and 1998, respectively: dividend yield of 0% for all periods; expected volatility of 54.2%, 54.2%, and 42.6% (except for options granted prior to the Company's initial public offering, for which the minimum value method was used); risk-free interest rate of 6.67%, 6.36% and 4.97%; and expected lives of 6 years for all periods.

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