Form 10-Q
period 1998-06-30
AMX CORP
filed 1998-08-14
CIK 944248

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1998

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

COMMON STOCK, $0.01 PAR VALUE                        8,266,908
   (Title of Each Class)         (Number of Shares Outstanding at July 31, 1998)

                                AMX CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                     INDEX


                                                                 PAGE NUMBER
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets at June 30, 1998
           and March 31, 1998                                         3

           Consolidated Statements of Operations for the
           Three Months Ended June 30, 1998 and 1997                  5

           Consolidated Statements of Cash Flows for the
           Three Months ended June 30, 1998 and 1997                  6

           Notes to Consolidated Financial Statements                 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK                                              N/A

PART 2.    OTHER INFORMATION

Item 1.    Legal Proceedings                                         12

Item 2.    Changes in Securities                                    N/A

Item 3.    Defaults Upon Senior Securities                          N/A

Item 4.    Submission of Matters to a Vote of Security Holders      N/A

Item 5.    Other Information                                        N/A

Item 6.    Exhibits and Reports on Form 8-K                          12

           SIGNATURES                                                13

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                      MARCH 31,
                                                     JUNE 30, 1998      1998
                                                     -------------   -----------
Current assets:
 Cash and cash equivalents                            $   354,752    $   178,942
 Receivables - trade and other, less allowance
    for doubtful accounts of $649,000 for
    June 30, 1998 and $460,000 for
    March 31, 1998                                     10,910,870     10,276,225
 Inventories                                           10,299,755      9,002,737
 Prepaid expenses                                         725,588        768,492
 Deferred income tax                                      136,905        136,905
                                                      -----------    -----------
Total current assets                                   22,427,870     20,363,301
Property and equipment, at cost, net                    4,394,415      4,347,791
Capitalized software                                      143,331        169,274
Deposits and other                                        386,452        433,442
Deferred income tax                                        10,058         10,058
Goodwill, less accumulated amortization of
    $184,000 for June 30, 1998 and $122,000 for
    March 31, 1998                                        942,116      1,004,049
                                                      -----------    -----------
Total assets                                          $28,304,242    $26,327,915
                                                      -----------    -----------
                                                      -----------    -----------

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     JUNE 30, 1998  MARCH 31, 1998
                                                     -------------  --------------
Current liabilities:
 Accounts payable                                     $ 4,720,820    $ 3,866,857
 Line of credit and notes payable                       3,673,384      2,403,437
 Current portion of long-term debt                        750,000             --
 Accrued compensation                                   1,022,993      1,481,770
 Accrued sales commissions                                751,187        787,913
 Accrued dealer incentives                                308,428        329,416
 Other accrued expenses                                   269,184        153,449
 Income taxes payable                                     612,319        743,868
                                                      -----------    -----------
Total current liabilities                              12,108,315      9,766,710

Long-term debt                                            782,572         45,600

Commitments and contingencies

Minority interest in subsidiary                                --      1,652,000

Shareholders' equity:
Preferred stock, $0.01 par value
 Authorized shares - 10,000,000
 Issued shares - none                                          --            --
 Common stock, $0.01 par value:
  Authorized shares -- 40,000,000
   Issued shares -- 8,266,908 for June 30, 1998
   and 8,261,158 for March 31,1998                         82,669         82,612
 Additional paid-in capital                             4,126,604      4,079,682
 Retained earnings                                     11,250,954     10,748,183
 Less treasury stock (5,208 shares)                       (46,872)       (46,872)
                                                      -----------    -----------
Total shareholders' equity                             15,413,355     14,863,605
                                                      -----------    -----------
Total liabilities and shareholders' equity            $28,304,242    $26,327,915
                                                      -----------    -----------
                                                      -----------    -----------

                            See accompanying notes.

                                AMX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED JUNE 30,
                                                         1998           1997
                                                      -----------    -----------
System sales                                          $14,880,543    $12,048,972
OEM and custom product sales                              396,858        985,314
                                                      -----------    -----------
 Net sales                                             15,277,401     13,034,286
Cost of sales                                           6,838,289      5,777,140
                                                      -----------    -----------
 Gross profit                                           8,439,112      7,257,146
Selling and marketing expenses                          5,553,595      5,547,880
Research and development expenses                         865,351      1,036,849
General and administrative expenses                     1,212,504      1,043,052
                                                      -----------    -----------
 Operating income (loss)                                  807,662       (370,635)
Interest expense                                           80,772          9,768
Other income, net                                          32,228         28,322
                                                      -----------    -----------
Income (loss) before income taxes                         759,118       (352,081)
Income tax provision (benefit)                            247,927       (142,382)
                                                      -----------    -----------
Net income (loss)                                     $   511,191    $  (209,699)
                                                      -----------    -----------
                                                      -----------    -----------
Basic earnings (loss) per share                       $      0.06    $     (0.03)
                                                      -----------    -----------
                                                      -----------    -----------
Diluted earnings (loss) per share                     $      0.06    $     (0.03)
                                                      -----------    -----------
                                                      -----------    -----------

                            See accompanying notes.

                                AMX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED JUNE 30,
                                                             1998         1997
                                                         ---------------------------
OPERATING ACTIVITIES
Net income (loss)                                         $   511,191   $  (209,699)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                               487,596       515,745
  Provision for losses on receivables                         188,779         8,941
  Provision for inventory obsolescence                         15,000         3,000
  Changes in operating assets and liabilities:
    Receivables                                              (823,424)     (102,037)
    Inventories                                            (1,312,018)   (1,907,549)
    Prepaid expenses                                           42,904        (3,176)
    Accounts payable                                          853,963       695,773
    Accrued expenses                                         (400,756)     (643,820)
    Income taxes payable                                     (131,549)     (308,795)
                                                          -----------   -----------
Net cash used in operating activities                        (568,314)   (1,951,617)

INVESTING ACTIVITIES
Purchase of property and equipment                           (446,344)     (292,558)
Decrease in other assets                                       46,990            --
Minority interest in PHAST                                 (1,652,000)           --
                                                          -----------   -----------
Net cash used in investing activities                      (2,051,354)     (292,558)

FINANCING ACTIVITIES
Sale of securities -- net of expenses                          40,250            --
Disqualifying dispositions                                      6,730            --
Net increase in line of credit                              1,269,947       850,000
Proceeds from long-term debt and notes payable              1,500,000            --
Repayments of long-term debt and notes payable                (13,027)      (39,296)
                                                          -----------   -----------
Net cash provided by financing activities                   2,803,900       810,704
Effect of exchange rate changes on cash                        (8,422)         (497)
                                                          -----------   -----------
Net increase (decrease) in cash and cash equivalents          175,810    (1,433,968)
Cash and cash equivalents at beginning of period              178,942     2,091,819
                                                          -----------   -----------
Cash and cash equivalents at end of period                $   354,752   $   657,851
                                                          -----------   -----------
                                                          -----------   -----------

                            See accompanying notes.

                                AMX CORPORATION
                  Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, are unaudited (except for the March 31, 1998 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999.

2.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which was effective for financial statements for periods ending after December 15, 1997. The new standard eliminated primary and fully diluted earnings per share and required presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Earnings per share amounts for all periods have been restated and presented to conform to the SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                        JUNE 30,
                                                   1998           1997
                                               -----------    -----------
Numerator:
Net income (loss)                              $   511,191    $  (209,699)
                                               -----------    -----------
                                               -----------    -----------
Denominator:
Denominator for basic earnings per share -
  Weighted-average shares outstanding            8,260,046      7,827,583
Effect of dilutive securities:
Employee stock options                             614,714            N/A
                                               -----------    -----------
Denominator for diluted earnings per share       8,874,760      7,827,583
                                               -----------    -----------
                                               -----------    -----------
Basic (loss) earnings per share                $      0.06    $     (0.03)
                                               -----------    -----------
                                               -----------    -----------
Diluted (loss) earnings per share              $      0.06    $     (0.03)
                                               -----------    -----------
                                               -----------    -----------


  Of the total stock options outstanding at June 30, 1998, options covering 10,100 shares of stock were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

3.  Inventories

The components of inventories are as follows:

                                               June 30, 1998   March 31, 1998
                                               -------------   --------------
Raw materials                                   $ 4,615,079      $4,430,081
Work in progress                                  1,849,617         722,593
Finished goods                                    3,980,059       3,980,063
Less reserve for obsolescence                      (145,000)       (130,000)
                                                -----------      ----------
Total                                           $10,299,755      $9,002,737
                                                -----------      ----------
                                                -----------      ----------

4.   Comprehensive Income

As of April 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 1998, and 1997 are as follows:

                                                 1998          1997
                                             ----------    ----------
Net income (loss)                            $  511,191    $ (209,609)
Foreign currency translation adjustments         (8,428)         (505)
                                             ----------    ----------
Comprehensive income (loss)                  $  502,763    $ (210,204)
                                             ----------    ----------
                                             ----------    ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1998 Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

OVERVIEW

AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems are available in a variety of configurations and provide centralized control of a wide range of video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, security systems, and other electronic devices. The Company has introduced several Windows-Registered Trademark--based software applications that handle design functions, permit scheduling control, and enable a personal computer to operate on the Company's AXlink and PHASTlink bus as a control panel.

     The Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors. These factors include seasonal purchasing of the Company's dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company generally experiences higher selling and marketing expenses during the first fiscal quarter of each year due to costs associated with three of the Company's largest trade shows.

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

     The Company's U.S. dealers pursue a wide variety of projects that can range from small conference rooms/boardrooms to very large projects in a university, government facility, amusement park, or corporate training facility. The Company's international distributors tend to order in large quantities to take advantage of volume discounts the Company offers and to economize on shipping costs. These international orders are not received at the same time each year. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components, and undertake its development, selling and marketing activities, and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's results of operations.

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

     RESULTS OF OPERATIONS

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month periods ended June 30, 1998 and 1997:

                                             THREE MONTHS ENDED JUNE 30,
                                                1998           1997
                                               ------         ------
System sales                                     97.4%          92.4%
OEM and custom product sales                      2.6            7.6
                                               ------         ------
      Net sales                                 100.0          100.0
Cost of sales                                    44.8           44.3
                                               ------         ------
Gross profit                                     55.2           55.7
Selling and marketing expenses                   36.4           42.6
Research and development expenses                 5.7            8.0
General and administrative expenses               7.9            8.0
                                               ------         ------
      Operating income (loss)                     5.2           (2.9)
Interest expense                                  0.5            0.1
Other income                                      0.2            0.2
                                               ------         ------
Income (loss) before income taxes                 4.9           (2.8)
Income taxes                                      1.6           (1.1)
                                               ------         ------
Net income (loss)                                 3.3           (1.7)
                                               ------         ------
                                               ------         ------

THREE MONTHS ENDED JUNE 30, 1998 RESULTS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

During the first quarter of the 1999 fiscal year, the Company's revenues continued to increase, realizing an increase of $2.2 million, or 17% over the first quarter last year. The Company's international sales grew the most during the quarter, with growth at $1.8 million, or an increase of 61% over the previous year. The economic turmoil in Asia did not have a material adverse impact on the Company's revenues. Revenues into the region decreased 10% from the fourth quarter of the previous fiscal year, and increased 23% over the first quarter of the previous fiscal year. Revenues from this region were less than 4% of the Company's combined revenues.

In the past two fiscal years, the Company has had its gross margins diluted by the increase in revenues of PHAST and Axcess Technology, a subsidiary located in the U.K. which is a distributor of the Company's products. Both of these companies have consistently achieved lower gross margins than the Company's historical rate of 60%. PHAST has lower margins due to the fact that it has been in a start up stage, and it has been unable to absorb its overhead.
Axcess experiences lower margins due to the fact that it is a distributor of the Company's products, as well as a distributor of five other manufacturer's products. However, during the first quarter of fiscal 1999, the gross margins increased slightly from the first quarter last year. The increase in revenues at PHAST allowed the absorption of more manufacturing overhead, and resulted in higher margins. Also, margins improved slightly at the parent company.

Over the last four fiscal quarters, the Company has aggressively attempted to reduce its operating costs. As a result, operating expenses were 8.6% less as a percentage of revenue than the same quarter last year. While the Company has had an increase of 21% in its headcount, other discretionary spending has been reduced, including the amount the Company spends on its largest trade show, which occurs during the first quarter each year.

The Company's effective tax rate has returned to normalcy during the current year. This is due to two factors. The Company does not have any large non-deductible expenses as it has in the past, and the Company continues to realize the favorable tax impact of the increase of its international business.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. In the three months ended June 30, 1998, the Company used $570,000 of cash in operations. The Company spent $450,000 primarily for the purchase of tooling.

     Additionally, the Company has a $5.0 million revolving line of credit agreement that expires on September 30, 1998. It is expected that this line of credit will be renewed at that time. The line of credit provides for interest at the bank's contract rate, which is expected to approximate prime. At June 30, 1998, $3.6 million was outstanding under the revolving loan agreement.

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

YEAR 2000

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


                                       AMX Corporation



Date: August 13, 1998                  By: /s/ David E. Chisum
                                          ------------------------------------
                                           David E. Chisum
                                           Chief Financial Officer (Duly
                                           Authorized Officer and Principal
                                           Financial Officer)