Form 10-Q
period 1998-09-30
AMX CORP
filed 1998-11-13
CIK 944248

                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                     FORM 10-Q


      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
                 For the Quarterly Period Ended September 30, 1998

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

                                                        75-1815822
                 TEXAS                      (I.R.S. Employer Identification No.)
       (State of Incorporation)
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



                                                         8,293,348
     COMMON STOCK, $0.01 PAR VALUE          (NUMBER OF SHARES OUTSTANDING AT
         (Title of Each Class)                       October 31, 1998)

                                  AMX CORPORATION
                                     FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       INDEX

                                                                    PAGE NUMBER
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Balance Sheets at September 30, 1998 and
          March 31, 1998                                                    3

          Consolidated Statements of Operations for the Three
          and Six Months Ended September 30, 1998 and 1997                  5

          Consolidated Statements of Cash Flows for the Six Months
          ended September 30, 1998 and 1997                                 6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       N/A

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            N/A

Item 3.   Defaults Upon Senior Securities                                  N/A

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                N/A

Item 6.   Exhibits and Reports on Form 8-K                                 15

          SIGNATURES                                                       17

                                  AMX CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS

                                                  SEPTEMBER 30,   MARCH 31,
                                                       1998          1998
                                                  -------------  -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $   628,244   $   178,942
  Receivables - trade and other, less allowance
    for doubtful accounts of $629,000 for
    September 30, 1998 and $460,000 for
    March 31, 1998 . . . . . . . . . . . . . . .    11,880,015    10,276,225
  Inventories . . . . . . . . . . . . . . . . . .   10,489,261     9,002,737
  Prepaid expenses. . . . . . . . . . . . . . . .    1,426,724       768,492
  Deferred income tax . . . . . . . . . . . . . .      136,905       136,905
                                                   -----------   -----------
Total current assets. . . . . . . . . . . . . . .   24,561,149    20,363,301

Property and equipment, at cost, net. . . . . . .    4,685,998     4,347,791

Capitalized software. . . . . . . . . . . . . . .      117,387       169,274

Deposits and other. . . . . . . . . . . . . . . .      325,194       433,442

Deferred income tax . . . . . . . . . . . . . . .       10,058        10,058

Goodwill, less accumulated amortization of
  $246,000 for September 30, 1998 and $122,000
  for March 31, 1998. . . . . . . . . . . . . . .      880,194     1,004,049
                                                   -----------   -----------
Total assets. . . . . . . . . . . . . . . . . . .  $30,579,980   $26,327,915
                                                   -----------   -----------
                                                   -----------   -----------

                                  AMX CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                               SEPTEMBER 30,      MARCH 31,
                                                    1998            1998
                                               -------------    ------------
Current liabilities:
Accounts payable. . . . . . . . . . . . . . .   $  5,659,897    $  3,866,857
  Line of credit and notes payable. . . . . .      2,726,185       2,403,437
  Current portion of long-term debt . . . . .      1,000,000              --
  Accrued compensation. . . . . . . . . . . .      1,546,160       1,481,770
  Accrued sales commissions . . . . . . . . .        828,255         787,913
  Accrued dealer incentives . . . . . . . . .        413,000         329,416
  Other accrued expenses. . . . . . . . . . .        228,302         153,449
  Income taxes payable. . . . . . . . . . . .      1,001,525         743,868
                                                ------------    ------------
Total current liabilities . . . . . . . . . .     13,403,324       9,766,710


Long-term debt. . . . . . . . . . . . . . . .        520,891          45,600

Commitments and contingencies

Minority interest in subsidiary . . . . . . .             --       1,652,000

Shareholders' equity :
  Preferred stock, $0.01 par value
    Authorized shares - 10,000,000
    Issued shares - none. . . . . . . . . . .             --              --
  Common stock, $0.01 par value:
    Authorized shares -- 40,000,000
    Issued shares -- 8,298,556 for
    September 30, 1998 and 8,261,158
    for March 31, 1998. . . . . . . . . . . .         82,986          82,612
  Additional paid-in capital. . . . . . . . .      4,159,827       4,079,682
  Retained earnings . . . . . . . . . . . . .     12,412,952      10,748,183
  Less treasury stock (5,208 shares at
  March 31, 1998) . . . . . . . . . . . . . .             --         (46,872)
                                                ------------    ------------
Total shareholders' equity. . . . . . . . . .     16,655,765      14,863,605
                                                ------------    ------------
Total liabilities and shareholders' equity. .   $ 30,579,980    $ 26,327,915
                                                ------------    ------------
                                                ------------    ------------

                              See accompanying notes.

                               AMX CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three  Months Ended         Six Months Ended
                                                          September 30,             September 30,
                                                        1998         1997         1998          1997
                                                     -----------  -----------  -----------  -----------
System sales . . . . . . . . . . . . . . . . . . .   $18,374,709  $14,353,191  $33,255,252  $26,402,162
OEM and custom product sales . . . . . . . . . . .       494,111      484,380      890,969    1,469,695
                                                     -----------  -----------  -----------  -----------
   Net sales . . . . . . . . . . . . . . . . . . .    18,868,820   14,837,571   34,146,221   27,871,857
Cost of sales. . . . . . . . . . . . . . . . . . .     8,816,743    6,353,515   15,655,031   12,130,655
                                                     -----------  -----------  -----------  -----------
   Gross profit. . . . . . . . . . . . . . . . . .    10,052,077    8,484,056   18,491,190   15,741,202

Selling and marketing expenses . . . . . . . . . .     5,780,481    5,213,834   11,343,910   10,761,714
Research and development expenses. . . . . . . . .     1,037,785      982,184    1,903,136    2,019,033
General and administrative expenses. . . . . . . .     1,426,734    1,258,457    2,629,405    2,301,509
                                                     -----------  -----------  -----------  -----------
   Operating income. . . . . . . . . . . . . . . .     1,807,077    1,029,581    2,614,739      658,946

Interest expense . . . . . . . . . . . . . . . . .       116,605       38,198      195,493       47,966
Other income, net. . . . . . . . . . . . . . . . .            --       40,658       30,344       68,980
                                                     -----------  -----------  -----------  -----------
Income before income taxes . . . . . . . . . . . .     1,690,472    1,032,041    2,449,590      679,960
Income tax provision . . . . . . . . . . . . . . .       524,607      416,593      772,536      274,212
                                                     -----------  -----------  -----------  -----------
Net income . . . . . . . . . . . . . . . . . . . .    $1,165,865     $615,448   $1,677,054     $405,748
                                                     -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------

Basic earnings per share . . . . . . . . . . . . .         $0.14        $0.08        $0.20        $0.05
                                                     -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------

Diluted earnings per share . . . . . . . . . . . .         $0.13        $0.07        $0.19        $0.05
                                                     -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------


                           See accompanying notes.

                               AMX CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended September 30,
                                                         1998        1997
                                                     -----------  -----------
OPERATING ACTIVITIES

Net income . . . . . . . . . . . . . . . . . . . .   $ 1,677,054  $   405,748
Adjustments to reconcile net income  to net
   cash provided by (used in) operating
   activities:
   Depreciation and amortization . . . . . . . . .     1,066,280      910,379
   Provision for losses on receivables . . . . . .       168,213       16,284
   Provision for inventory obsolescence. . . . . .        30,000        3,000
   Changes in operating assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . .    (1,772,001)  (1,403,086)
      Inventories. . . . . . . . . . . . . . . . .    (1,516,524)  (2,851,464)
      Other. . . . . . . . . . . . . . . . . . . .            --      (30,641)
      Prepaid expenses . . . . . . . . . . . . . .      (658,232)      73,292
      Accounts payable . . . . . . . . . . . . . .     1,793,040    1,069,674
      Accrued expenses . . . . . . . . . . . . . .       263,168       28,466
      Income taxes payable . . . . . . . . . . . .       257,657       30,625
                                                     -----------  -----------
Net cash provided by (used in) operating
   activities. . . . . . . . . . . . . . . . . . .     1,308,655   (1,747,723)

INVESTING ACTIVITIES

Purchase of property and equipment . . . . . . . .    (1,228,734)  (1,046,194)
Decrease in other assets . . . . . . . . . . . . .       108,233           --
Minority interest in PHAST . . . . . . . . . . . .    (1,652,000)     (25,000)
                                                     -----------  -----------
Net cash used in investing activities. . . . . . .    (2,772,501)  (1,071,194)

FINANCING ACTIVITIES

Sale of securities -- net of expenses. . . . . . .       120,624       65,894
Disqualifying dispositions . . . . . . . . . . . .         6,768           --
Net increase in line of credit . . . . . . . . . .       419,947    1,600,000
Proceeds from long-term debt and notes payable . .     1,500,000           --
Repayments of long-term debt and notes payable . .      (121,908)     (72,462)
                                                     -----------  -----------
Net cash provided by financing activities. . . . .     1,925,431    1,593,432

Effect of exchange rate changes on cash. . . . . .       (12,283)      (2,086)
                                                     -----------  -----------
Net increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . . . . .       449,302   (1,227,571)

Cash and cash equivalents at beginning of period .       178,942    2,091,819
                                                     -----------  -----------
Cash and cash equivalents at end of period . . . .   $   628,244  $   864,248
                                                     -----------  -----------
                                                     -----------  -----------


                           See accompanying notes.

                               AMX CORPORATION
                Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 1998, of AMX Corporation (the "Company"), are unaudited (except for the March 31, 1998 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                        1998          1997           1998          1997
                                                    -----------    ----------     -----------    ----------
Numerator:
Net income                                          $ 1,165,865    $  615,448     $ 1,677,054    $  405,748
                                                    -----------    ----------     -----------    ----------
                                                    -----------    ----------     -----------    ----------
Denominator:
Denominator for basic earnings per share -
   Weighted-average shares outstanding . . . . . .    8,281,677     7,838,710       8,270,862     7,838,507

Effect of dilutive securities:
Employee stock options . . . . . . . . . . . . . .      409,946       453,409         512,330       467,957
                                                    -----------    ----------     -----------    ----------
Denominator for diluted earnings per share . . . .    8,691,623     8,292,119       8,783,192     8,306,464
                                                    -----------    ----------     -----------    ----------
                                                    -----------    ----------     -----------    ----------
Basic earnings per share . . . . . . . . . . . . .  $      0.14    $     0.08     $      0.20    $     0.05
                                                    -----------    ----------     -----------    ----------
                                                    -----------    ----------     -----------    ----------
Diluted earnings per share . . . . . . . . . . . .  $      0.13    $     0.07     $      0.19    $     0.05
                                                    -----------    ----------     -----------    ----------
                                                    -----------    ----------     -----------    ----------


   Of the total stock options outstanding at September 30, 1998, options covering 245,500 shares of stock were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

3.  Inventories

The components of inventories are as follows:

                                          September 30, 1998    March 31, 1998
                                          ------------------    --------------
Raw materials                                    $ 5,753,853        $4,430,081
Work in progress                                   1,614,421           722,593
Finished goods                                     3,280,987         3,980,063
Less reserve for obsolescence                       (160,000)         (130,000)
                                                 -----------        ----------
Total                                            $10,489,261        $9,002,737
                                                 -----------        ----------
                                                 -----------        ----------


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

The components of comprehensive income, net of related tax, for the six month periods ended September 30, 1998, and 1997 are as follows:

                                                    1998          1997
                                                 ----------     --------
Net income                                       $1,677,054     $405,748
Foreign currency translation adjustments            (12,290)      (2,094)
                                                 ----------     --------
Comprehensive income                             $1,664,764     $403,654
                                                 ----------     --------
                                                 ----------     --------

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

     The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 22 exclusive distributors serving 27 countries and over 82 dealers serving an additional 19 countries to distribute its products.

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

     The Company purchases components that comprise approximately 37% to 41% of its cost of sales from foreign vendors. The primary components purchased are standard power supplies and displays for touch panels. Historically, the Company has not had any significant cost issues related to price changes due to purchasing from foreign vendors. However, there can be no assurance that this will be the case in the future. The Company has experienced delays of up to three weeks in receiving materials from foreign vendors. However, the Company takes this issue into consideration when orders are placed and, therefore, this concern has not, in the past, significantly impacted the Company's ability to meet production and customer delivery deadlines. However, a significant shortage of or interruption in the supply of foreign components could have a material adverse affect on the Company's results of operations.

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

     RESULTS OF OPERATIONS

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month and six month periods ended September 30, 1998 and 1997:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                         SEPTEMBER  30,        SEPTEMBER  30,
                                        1998        1997       1998      1997
                                       --------    ------     ------    ------
System sales                             97.4%      96.7%      97.4%     94.7%

OEM and custom product sales              2.6        3.3        2.6       5.3
                                        -----      -----      -----     -----
     Net sales                          100.0      100.0      100.0     100.0

Cost of sales                            46.7       42.8       45.8      43.5
                                        -----      -----      -----     -----
Gross profit                             53.3       57.2       54.2      56.5

Selling and marketing expenses           30.6       35.2       33.2      38.6
Research and development expenses         5.5        6.6        5.6       7.2
General and administrative expenses       7.6        8.5        7.7       8.3
                                        -----      -----      -----     -----
     Operating income                     9.6        6.9        7.7       2.4

Interest expense                          0.6        0.3        0.6       0.2

Other income                               --        0.3        0.1       0.2
                                        -----      -----      -----     -----
Income  before income taxes               9.0        6.9        7.2       2.4

Income taxes                              2.8        2.8        2.3       1.0
                                        -----      -----      -----     -----
Net income                                6.2%       4.1%       4.9%      1.4%
                                        -----      -----      -----     -----
                                        -----      -----      -----     -----


THREE MONTHS ENDED SEPTEMBER 30, 1998 RESULTS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

During the second quarter of the 1999 fiscal year, the Company's revenues continued to increase, realizing an increase of $4.0 million, or 27%, over the second quarter last year. Revenue was driven by increases in the residential and the commercial markets. The residential market growth is derived primarily from the increase in revenues at PHAST. This entity has seen demand for its product increase since it began shipments in March of 1997. Accordingly, revenues from the residential market increased 52% over the same quarter last year. This growth was favorably impacted by home construction, which is normally greater during the summer than any other time of year.

The Company's commercial market also experienced strong growth during the quarter, up 30% over the second quarter last year. This sector of the business has been favorably impacted by the continued proliferation of the use of multi-media equipment for presentations, the use of security equipment, and the creative use of control systems with a variety of new applications such as cruise ships.

The international market grew by 15% over last year's second quarter, up 14% from the first quarter this year. The second quarter was the first quarter that the Company experienced any significant decrease in revenues in the Asian region. Revenues decreased 40% from the same period last year, and 17% from the first quarter this year. This did not have a material impact on the Company, however, because only 3% of the Company's revenues are derived from this region.

Gross margins continue to be impacted by the increase in revenues from the residential market. Margins for this market are lower than those achieved by the commercial, international and educational markets. Additionally, PHAST is hampered by the fact that it is not yet producing near capacity, and accordingly, suffers from the inability to absorb all of its overhead expenses. As revenues grow, this absorption should increase, as well as the realization of the benefits from quantity pricing from its suppliers.

Over the last four fiscal quarters, the Company has aggressively attempted to increase its operating income by reducing expenses as a percentage of revenues. While dollar spending for operating expenses is up, expenses as a percentage of revenue are down compared to the second quarter last year. Accordingly, operating expenses were 6.6% less as a percentage of revenue than the same quarter last year. This favorable result can be attributed in great degree to the cost efficiencies associated with the merger of AudioEase into PHAST in October 1997. The combined second quarter revenue growth of these two entities during the second quarter was 65%, while combined operating expenses of the two increased only 15%.

The Company's effective tax rate has returned to normalcy during the current year. This is due to two factors. The Company does not have any large non-deductible expenses as it has in the past, and the increase in revenues to its international market allows the Company to realize the favorable tax impact of its Foreign Sales Corporation.

SIX MONTHS ENDED SEPTEMBER 30, 1998 RESULTS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

Revenues have increased 23%, or $6.3 million, during the first six months of the fiscal year 1999, compared to the same period for the fiscal year 1998. As indicated in the previous discussion of the second quarter results, the revenue growth is due to strong demand for product from the residential, commercial, and international markets. Growth in the residential market is primarily due to the continued acceptance of the PHAST product line in the market place. Residential revenues are up 44% over last year. Commercial revenues are up 21% and international revenues are up 33% over last year.

Gross margins are down slightly, again as a result of the increase in the revenues from the residential market. As discussed above, this market achieves lower gross margins than the Company's other markets, for the same reasons stated above.

The Company has focused on increasing operating profits, and accordingly has sought to increase expenses at a lower rate than revenue growth. As a result, even though the Company increased spending in areas such as new product development, the PHASTLink Partner Program, dealer training, technical support, and its regional sales offices, it has reduced spending on trade shows, marketing, and in its Singapore office. The Company has also realized a reduction in expenses as a result of the merger of Audio Ease, Inc. into PHAST in October 1997.

The Company's effective tax rate is lower than last year. The Company does not have any large non-deductible expenses as it has in the past, such as not being able to consolidate losses from its PHAST subsidiary. The increase in revenues to its international market allows the Company to realize the favorable tax impact of its Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. During the fiscal year ended March 31, 1998, $2.4 million was drawn against the revolving line of credit agreement in order to satisfy operating cash requirements. In the six months ended September 30, 1998, the Company provided $1.3 million of cash flow from operations. The Company spent $1.2 million on capital expenditures, primarily for the purchase of tooling and computer equipment. The Company has also redeemed the preferred stock of PHAST, which was funded by a term loan from its commercial bank.

     The Company has a $5.0 million revolving line of credit agreement that expires on September 30, 1999. It is expected that this line of credit will be renewed at that time. The line of credit provides for interest at the bank's contract rate, which is expected to approximate prime. At September 30, 1998, $2.75 million was outstanding under the revolving loan agreement.

     The Company expects to spend approximately $2.0 million for capital expenditures in fiscal 1999.

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

YEAR 2000

     Some computers and other equipment are operated and controlled by software code in which calendar year data is abbreviated to only two digits. As a result of this design flaw, some of these systems could fail to produce correct results beginning on January 1, 2000, if the year indicator "00" is interpreted to designate the year 1900 rather than the year 2000. This problem with software design as well as embedded technology such as microcontrollers is commonly referred to as the "Year 2000" issue. The Company uses a variety of software products to operate its business, and the Company's products contain software and embedded technology that is used in the operation of the products, all of which could be affected by the Year 2000 issue.

     STATE OF READINESS

     The Company has developed and begun implementation of a plan to address the problems involved with the Year 2000 issue. The plan is focussed on four areas: the Company's internal software and hardware, the Company products, the Company's suppliers, and the equipment that supports the Company's infrastructure.

     In order to assess its issues with internal software, the Company made a complete inventory of all software located on its computer network and desktop support systems. The manufacturers of these software programs have been contacted in order to ascertain whether these software programs are year 2000 compliant. The Company has had an independent review of its information systems department conducted to confirm its handling of the Year 2000 issue. Additionally, the Company has also arranged to have all of its major software programs tested in a lab, at which time all date indicators will be moved forward to the year 2000. It is anticipated that this testing will be completed by February 1999.

     The Company has addressed the Year 2000 issue in the engineering of its products. The Company believes that there will be minimal product failure by the Company's products as a result of the year 2000 date issue and such failures are not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. However, many of the Company's products interface with systems and products of other manufacturers, and as a result, a system of which the Company's products comprise a portion may fail through no fault of the Company's. The Company may be requested to remedy the issue because of the integration of its equipment in these systems. The Company is still evaluating what its response will be in such situations, and as a result, is unable to estimate what the costs or the effect of such situations would be.

     The Company relies on over 300 manufacturers and suppliers to provide parts and equipment that are integrated during the manufacturing the Company's products. Because of the reliance of obtaining these products in order to manufacture the Company's products, it is important for the Company to ascertain these suppliers' ability to operate their businesses on January 1, 2000. As of September 30, 1998, the majority of these manufacturers and suppliers have been contacted by the Company and asked to respond to a questionnaire that will indicate their readiness to the Year 2000 issue. The Company will attempt to gain a response from 100% of these suppliers. Based on the relative size and sophistication of the supplier, and the critical nature of the part to the Company's products, on-sites visits may be made to certain of these suppliers. The Company expects to have received responses from its suppliers by December 1998.

     Finally, the Company has begun inspection of the many systems that provide support to the infrastructure of its operations. These include phone systems, security systems, air conditioning equipment, machinery, and other related equipment that are used in the Company's physical operations. Responses and warranties have been received by certain of the manufactures of the equipment and service providers. It is expected that this process will be completed by January 1999.

     COSTS

     Based on the analysis completed so far, the Company believes that the costs it will incur to address the Year 2000 issue will not exced $50,000 and are covered in the normal operating plan of the Company for 1999. Certain of the actions included in the plan require the Company to enlist outside service providers. The costs for these outside service providers have been incorporated into the Company's operating plan. The Company should not incur any material additional costs for these services. Personnel costs associated with the implementation and completion of the plan are also covered in the normal operations of the Company.

     RISK OF YEAR 2000 ISSUES AND CONTINGENCY PLANS

     The Company believes its products will have minimal impact from the Year 2000 issue, and that the Company's software is more likely than not free from any Year 2000 issues. It is the Company's belief that the most reasonably likely worst case scenario is that the Company's critical suppliers will not have adequately addressed the Year 2000 issue. The Company's contingency plan for this is to seek new suppliers. Because of the bidding process the Company currently uses in purchasing its materials, the Company believes that it will not be difficult to find additional sources of its raw materials. However, because of the inherent complexities involved in the Year 2000 issue, the Company may find that its costs of these materials exceeds its current costs, and as a result its results of operations may be adversely affected by this course of events. However, it is the Company's belief at this time that any effect on the Company's costs of doing business and results of operations will not be material. This belief may change as the Company's analysis continues.

     FORWARD-LOOKING STATEMENTS

     The discussion of the Company's efforts and expectations relating to the Year 2000 issue contain forward-looking statements. The Company's ability to achieve Year 2000 compliance and the costs associated with such compliance are based upon management's best estimates, which were derived using numerous assumptions. These assumptions involve a number of future events, including the continued availability of certain resources, cooperation by vendors and customers, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of AMX Corporation was held on August 4, 1998, to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

     1.  Election of Directors

                                                         SHARES
                                                      WITHHELD FROM     BROKER
                                            FOR         VOTING FOR     NON-VOTES *
Scott D. Miller                          7,202,868        72,745           --
Joe Hardt                                7,202,368        73,245           --
Peter York                               7,202,868        72,745           --
Thomas S. Roberts                        7,202,968        72,645           --
Harvey B. Cash                           7,202,968        72,645           --
J. Otis Winters                          7,202,568        77,045           --
John F. McHale                           7,202,568        77,045           --


     2.  Ratification of Ernst & Young LLP as auditors

                                   SHARES WITHHELD          BROKER
                    FOR            FROM VOTING FOR        NON-VOTES *
                 7,202,968             72,645                 --

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

     (+)27.1  Financial Data Schedule.

b.   Reports on Form 8-K

     None








----------------------------
(+)Filed herewith.

                               AMX CORPORATION
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMX Corporation



Date:     November 13, 1998        By:  /s/ David E. Chisum
                                       -------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)