Form 10-Q
period 1998-12-31
AMX CORP
filed 1999-02-16
CIK 944248

                      Securities and Exchange Commission
                           Washington, D.C.  20549


                                  FORM 10-Q


   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the Quarterly Period Ended December 31, 1998

                                      or

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the transition period from ______ to ________

                       Commission File Number  0-26924



                              AMX CORPORATION
            (Exact name of registrant as specified in its charter)

                TEXAS                                  75-1815822
       (State of Incorporation)           (I.R.S. Employer Identification No.)

         11995 FORESTGATE DRIVE                            75243
              DALLAS, TEXAS                              (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 644-3048

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [ ]


                                                        8,936,138
     COMMON STOCK, $0.01 PAR VALUE           (Number of Shares Outstanding at
        (Title of Each Class)                      February 5, 1999)

                                  AMX CORPORATION
                                     FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                       INDEX

                                                                     PAGE NUMBER
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets at December 31, 1998
           and March 31, 1998                                              3

          Consolidated Statements of Operations for the Three
          and Nine Months Ended December 31, 1998 and 1997                 5

          Consolidated Statements of Cash Flows for the Nine
          Months ended December 31, 1998 and 1997                          6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       N/A

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

          SIGNATURES                                                       16

                                  AMX CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS

                                                              DECEMBER 31,      MARCH 31,
                                                                  1998             1998
                                                              -----------     -----------
                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                   $   614,855     $   178,942
  Receivables - trade and other, less allowance for
    doubtful accounts of $662,000 for December 31, 1998
    and $460,000 for March 31, 1998                            11,319,599      10,276,225
  Inventories                                                  10,312,235       9,002,737
  Prepaid expenses                                              1,281,194         768,492
  Deferred income tax                                             136,905         136,905
                                                              -----------     -----------
Total current assets                                           23,664,788      20,363,301
Property and equipment, at cost, net                            4,711,081       4,347,791
Capitalized software                                                   --         169,274
Deposits and other                                                676,926         433,442
Deferred income tax                                                10,058          10,058
Goodwill, less accumulated amortization of $308,000 for
  December 31, 1998 and $122,000 for March 31, 1998               818,251       1,004,049
                                                              -----------     -----------
Total assets                                                  $29,881,104     $26,327,915
                                                              -----------     -----------
                                                              -----------     -----------

                                    AMX CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         DECEMBER 31,     MARCH 31,
                                                             1998           1998
                                                         ------------   ------------
                                                          (unaudited)
Current liabilities:
  Accounts payable                                       $  5,638,540   $  3,866,857
  Line of credit and notes payable                          2,801,079      2,403,437
  Current portion of long-term debt                         1,500,000             --
  Accrued compensation                                      1,488,312      1,481,770
  Accrued sales commissions                                   796,888        787,913
  Accrued dealer incentives                                   515,476        329,416
  Other accrued expenses                                      353,593        153,449
  Income taxes payable                                         20,565        743,868
                                                         ------------   ------------
Total current liabilities                                  13,114,453      9,766,710
Long-term debt                                                 14,820         45,600

Commitments and contingencies

Minority interest in subsidiary                                    --      1,652,000
Shareholders' equity :
  Preferred stock, $0.01 par value
    Authorized shares - 10,000,000
    Issued shares - none                                           --             --
  Common stock, $0.01 par value:
    Authorized shares -- 40,000,000
    Issued shares -- 8,300,118 for
    December 31, 1998 and 8,261,158 for March 31,1998          83,001         82,612
  Additional paid-in capital                                4,170,292      4,079,682
  Retained earnings                                        12,498,538     10,748,183
  Less treasury stock (5,208 shares at March 31, 1998)             --        (46,872)
                                                         ------------   ------------
Total shareholders' equity                                 16,751,831     14,863,605
                                                         ------------   ------------
Total liabilities and shareholders' equity               $ 29,881,104   $ 26,327,915
                                                         ------------   ------------
                                                         ------------   ------------

                                See accompanying notes.

                                  AMX CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)

                                                          THREE  MONTHS ENDED                  NINE MONTHS ENDED
                                                              DECEMBER 31,                        DECEMBER 31,
                                                         1998             1997                1998              1997
System sales                                        $ 18,174,917      $ 14,483,866       $ 51,430,169      $ 40,886,028
OEM and custom product sales                             352,817           657,458          1,243,786         2,127,153
                                                    ------------      ------------       ------------      ------------
  Net sales                                           18,527,734        15,141,324         52,673,955        43,013,181
Cost of sales                                          9,942,013         7,051,732         25,597,044        19,174,388
                                                    ------------      ------------       ------------      ------------
  Gross profit                                         8,585,721         8,089,592         27,076,911        23,838,793
Selling and marketing expenses                         5,852,795         4,914,698         17,196,704        15,624,887
Research and development expenses                      1,163,798           895,995          3,066,935         2,906,753
General and administrative expenses                    1,291,209         1,098,040          3,920,614         3,467,353
Costs associated with acquisition of minority
  interest and merger of subsidiaries                         --         1,693,747                 --         1,693,747
                                                    ------------      ------------       ------------      ------------
Total operating expenses                               8,307,802         8,602,480         24,184,253        23,692,740

  Operating income (loss)                                277,919          (512,888)         2,892,658           146,053

Interest expense                                          94,894            38,267            290,387            86,233
Other income, net                                         21,761            18,562             52,105            87,542
                                                    ------------      ------------       ------------      ------------
Income (loss) before income taxes                        204,786          (532,593)         2,654,376           147,362
Income tax provision                                      62,446           194,742            834,981           468,954
                                                    ------------      ------------       ------------      ------------
Net income (loss)                                   $    142,340      $   (727,335)      $  1,819,395      $   (321,592)
                                                    ------------      ------------       ------------      ------------
                                                    ------------      ------------       ------------      ------------
Basic earnings (loss) per share                     $       0.02      $      (0.09)      $       0.22      $      (0.04)
                                                    ------------      ------------       ------------      ------------
                                                    ------------      ------------       ------------      ------------
Diluted earnings (loss) per share                   $       0.02      $      (0.09)      $       0.21      $      (0.04)
                                                    ------------      ------------       ------------      ------------
                                                    ------------      ------------       ------------      ------------

                                AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                              Nine Months Ended December 31,
                                                                                               1998                  1997
 OPERATING ACTIVITIES
 Net income (loss)                                                                          $ 1,819,395           $  (321,592)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                           1,968,708             1,758,001
      Costs associated with acquisition of minority interest                                     --                 1,164,000
      Provision for losses on receivables                                                       202,000               101,045
      Provision for inventory obsolescence                                                       45,000                27,000
      Changes in operating assets and liabilities:
           Receivables                                                                       (1,245,375)           (2,942,830)
           Inventories                                                                       (1,354,498)           (3,435,715)
           Prepaid expenses                                                                    (512,702)             (127,427)
           Accounts payable                                                                   1,771,680             1,230,914
           Accrued expenses                                                                     401,721               (68,150)
           Income taxes payable                                                                (723,303)               65,469
                                                                                            -----------           -----------
 Net cash provided by (used in) operating activities                                          2,372,626            (2,549,285)

 INVESTING ACTIVITIES
 Purchase of property and equipment                                                          (1,976,923)           (1,567,150)
 Investment in capitalized software                                                              --                   (15,000)
 Minority interest in PHAST                                                                  (1,652,000)              (26,041)
 Increase in other assets                                                                      (243,484)             (161,990)
                                                                                            -----------           -----------
 Net cash used in investing activities                                                       (3,872,407)           (1,770,181)

 FINANCING ACTIVITIES
 Sale of securities -- net of expenses                                                          129,902                53,013
 Exercise of stock options                                                                        7,970                13,537
 Net increase in line of credit                                                                 400,000             2,900,000
 Proceeds from long-term debt and notes payable                                               1,594,841                 --
 Repayments of long-term debt and notes payable                                                (127,979)              (35,213)
                                                                                            -----------           -----------
 Net cash provided by financing activities                                                    2,004,734             2,931,337
 Effect of exchange rate changes on cash                                                        (69,040)                  119
                                                                                            -----------           -----------
 Net increase (decrease) in cash and cash equivalents                                           435,913            (1,388,010)
 Cash and cash equivalents at beginning of period                                               178,942             2,091,819
                                                                                            -----------           -----------
 Cash and cash equivalents at end of period                                                $    614,855           $   703,809
                                                                                            -----------           -----------
                                                                                            -----------           -----------
 Supplemental Schedule of Noncash Financing Activity
 Issuance of AMX Common Stock in connection with PHAST acquisition                         $    --                $ 1,894,000
                                                                                            -----------           -----------
                                                                                            -----------           -----------


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

Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1999.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                    DECEMBER 31,                               DECEMBER 31,
                                                             1998                 1997                  1998                 1997
                                                           ---------            ---------            -----------          ---------
 Numerator:
 Net income                                                 $142,340            $(727,335)           $1,819,395           $(321,592)
                                                           ---------            ---------            -----------          ---------
                                                           ---------            ---------            -----------          ---------

 Denominator:
 Denominator for basic earnings per share
   Weighted-average shares outstanding                     8,299,461            8,142,146             8,280,468           7,940,088
 Effect of dilutive securities:
 Employee stock options                                      608,083                  n/a               544,248             423,163
                                                           ---------            ---------            -----------          ---------
 Denominator for diluted earnings per share                8,907,544            8,142,146             8,824,716           8,363,251
                                                           ---------            ---------            -----------          ---------
                                                           ---------            ---------            -----------          ---------
 Basic earnings per share                                     $ 0.02              $ (0.09)                $ 0.22            $ (0.04)
                                                           ---------            ---------            -----------          ---------
                                                           ---------            ---------            -----------          ---------
 Diluted earnings per share                                   $ 0.02              $ (0.09)                $ 0.21            $ (0.04)
                                                           ---------            ---------            -----------          ---------
                                                           ---------            ---------            -----------          ---------

   Of the total stock options outstanding at December 31, 1998, options covering 95,000 shares of stock were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

3.  Inventories

The components of inventories are as follows:

                                           December 31, 1998        March 31, 1998
                                           -----------------        --------------
 Raw materials                                $ 4,233,675             $4,430,081
 Work in progress                               1,978,562                722,593
 Finished goods                                 4,274,998              3,980,063
 Less reserve for obsolescence                   (175,000)              (130,000)
                                              -----------             ----------
 Total                                        $10,312,235             $9,002,737
                                              -----------             ----------
                                              -----------             ----------

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

The components of comprehensive income, net of related tax, for the nine month periods ended December 31, 1998, and 1997 are as follows:

                                                 1998                 1997
                                             ------------          ----------
 Net income (loss)                           $  1,819,395          $ (321,592)
 Foreign currency translation adjustments         (69,040)                119
                                             ------------          ----------
 Comprehensive income                        $  1,750,355          $ (321,473)
                                             ------------          ----------
                                             ------------          ----------

5.  Subsequent Event

On January 19, 1999, the Company announced that it had made a $5,000,000 private placement of its common stock with John F. McHale, a member of its board of directors. The valuation of these shares was based on the average closing price of the stock during the ten-day period ended January 15, 1999, the date on which the subscription agreement was executed. After providing The Nasdaq Stock Market with a notification listing of additional shares, which such notice had to be on file with the The Nasdaq Stock Market for fifteen days prior to any new issuances of the Company, 623,520 shares of common stock were issued to Mr. McHale on February 5, 1999. The Company used a portion of the proceeds of this placement to pay its revolving line of credit in full.

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

FORWARD LOOKING INFORMATION

Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. Among such factors are: industry concentration and the Company's dependence on major customers, competition, risks associated with international operations and entry into new markets, government regulation, variability in operating results, general business and economic conditions, customer acceptance of any demand for the Company's new products, the Company's overall ability to design, test, and introduce new products on a timely basis, reliance on third parties, the Company's ability to manage change, dependence on key personnel, dependence on information systems and changes in technology. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in this report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

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

     The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of 23 exclusive distributors serving 29 countries and over 118 dealers serving an additional 21 countries to distribute its products.

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

     RESULTS OF OPERATIONS

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month and nine month periods ended December 31, 1998 and 1997:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        DECEMBER 31,            DECEMBER 31,
                                      1998       1997         1998          1997
                                     ------     ------       ------        ------
 System sales                         98.1%      95.7%        97.6%         95.1%
 OEM and custom product sales          1.9        4.3          2.4           4.9
      Net sales                      100.0      100.0        100.0         100.0
 Cost of sales                        53.7       46.6         48.6          44.6
 Gross profit                         46.3       53.4         51.4          55.4

 Selling and marketing expenses       31.6       32.5         32.6          36.3
 Research and development
   expenses                            6.2        5.9          5.9           6.8
 General and administrative
   expenses                            7.0        7.3          7.4           8.1
 Costs associated with
      acquisition of minority
      interest and merger of


      subsidiaries                     --        11.1          --            3.9
 Total operating expenses             44.8       56.8         45.9          55.1
      Operating income (loss)          1.5       (3.4)         5.5           0.3
 Interest expense                      0.5        0.3          0.5           0.2
 Other income                          0.1        0.1          0.1           0.2
 Income (loss) before income
   taxes                               1.1       (3.6)         5.1           0.3
 Income taxes                          0.3        1.2          1.6           1.1

 Net income (loss)                    0.8%       (4.8)%        3.5%         (0.8)%

THREE MONTHS ENDED DECEMBER 31, 1998 RESULTS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997 RESULTS

The Company continued its history of revenue growth during the third quarter. Revenues increased $3.4 million or 22.4% compared to the same quarter last year. The increase in revenues was realized in commercial, residential, and international markets. Residential revenues were up 43% over the same quarter of the previous year, due to continued growth from the Company's subsidiary, PHAST. Revenues from the international market were up 31% over the same quarter last year, bolstered by strong sales in Canada, Mexico and Europe. Sales in the Asian region were 20% less than the same quarter last year. This did not have a material impact on the Company, however, because only approximately 3% of the Company's revenues result from sales to this region. OEM revenue was down significantly from the same quarter last year due to the loss of the Company's largest OEM customer.

Gross margins decreased 6% compared to the same quarter last year. During the third quarter of fiscal 1999, the Company recognized a write off of inventory and receivables at its PHAST subsidiary, impacting gross margins by $1.7 million, or 9.4% of revenue. This write off was primarily a result of discontinued products from the Company's former subsidiary, AudioEase. AudioEase and PHAST were merged in October 1997, and the two operations were combined in Salt Lake City. The Company continued to sell its AudioEase products after the merger. However, development of the product line at PHAST created overlap in the AudioEase products, and resulted in the decision during the third quarter to discontinue the AudioEase products. This decision will allow the Company's dealers (to whom the Company sells its products) to concentrate its efforts on the PHAST products, which is the focus of all future product development. Without the write off of the inventory and receivables, margins would have been $10.3 million, or 54.8%.

Exclusive of the special charge during the same quarter last year, the Company's operating expenses decreased slightly as a percentage of sales. Last year the Company recognized a special charge for the acquisition of the minority interest at PHAST and costs associated with the merger of PHAST and AudioEase. The Company has increased spending in areas such as new product development, the PHASTLink Partner Program, dealer training, technical support, and its regional sales offices, and has reduced spending on trade shows, marketing, and in its Singapore office. The Company has also realized a reduction in expenses as a result of the merger of Audio Ease, Inc. into PHAST in October 1997.

The Company's effective tax rate is lower than last year. This is due to two factors. The Company does not have the large non-deductible expenses it had during the same quarter last year, and the increase in sales to its international market allows the Company to realize a more favorable tax impact from the use of its Foreign Sales Corporation.

NINE MONTHS ENDED DECEMBER 31, 1998 RESULTS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997 RESULTS

Revenues have increased 22.4%, or $9.7 million, during the first nine months of the fiscal year 1999, compared to the same period for the fiscal year 1998. As indicated in the previous discussion of the third quarter results, the revenue growth is due to strong demand for products from the residential, commercial, and international markets. Growth in the residential market is primarily due to the continued acceptance of the PHAST product line in the market place. Residential revenues are up 44% over the same period last year. Commercial revenues are up 20%, and international revenues are up 32% over the same period last year.

Even without the write off of inventory and receivables taken in the third quarter, which was described above, gross margins are slightly lower than last year. This is primarily a result of the increase in sales to the residential market. The residential market achieves lower gross margins than the Company's other markets.

For the nine months ended December 31, 1998, the Company's operating expenses have decreased 5.3% as a percentage of sales, exclusive of the special charge taken last year for the acquisition of the minority interest and the merger of subsidiaries. The Company has increased spending in areas such as new product development, the PHASTLink Partner Program, dealer training, technical support, and its regional sales offices, and has reduced spending on trade shows, marketing, and in its Singapore office. The Company has also realized a reduction in expenses as a result of the merger of Audio Ease, Inc. into PHAST in October 1997.

The Company's effective tax rate is lower than last year. The Company has not incurred the large non-deductible expenses that it did in the same period last year, including not being able to consolidate losses from its PHAST subsidiary, and the special charge. The increase in sales to its international market allows the Company to realize a more favorable tax impact from the use of its Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations. During the fiscal year ended March 31, 1998, $2.4 million was drawn against the revolving line of credit agreement in order to satisfy operating cash requirements. In the nine months ended December 31, 1998, the Company provided $2.4 million of cash flow from operations. The Company spent $2.0 million on capital expenditures, primarily for the purchase of tooling, office furniture, and computer equipment. In April 1998, the Company also paid $1.475 million to redeem the preferred stock of PHAST, which was funded by a term loan from its commercial bank.

     Additionally, the Company has a $5.0 million revolving line of credit agreement that expires on September 30, 1999. It is expected that this line of credit will be renewed at that time. The line of credit provides for interest at the bank's contract rate, which is expected to approximate prime. At December 31, 1998, $2.8 million was outstanding under the revolving loan agreement.

     The Company expects to spend approximately $2.3 million for capital expenditures in fiscal 1999.

     On January 19, 1999, the Company announced that it had made a $5,000,000 private placement of its common stock with John F. McHale, a member of its board of directors. The valuation of these shares was based on the average closing price of the stock during the ten-day period ended January 15, 1999, the date on which the subscription agreement was executed. After providing The Nasdaq Stock Market with notification of the listing of additional shares, which such notice had to be on file with The Nasdaq Stock Market for fifteen days prior to any new issuances of the Company, 623,520 shares of common stock were issued to Mr. McHale on February 5, 1999. In connection with this transaction, Mr.

McHale was elected Chairman of the Board of Directors of the Company. The Company used a portion of the proceeds of this placement to pay its revolving line of credit in full.

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

YEAR 2000

     Some computers and other equipment are operated and controlled by software code in which calendar year data is abbreviated to only two digits. As a result of this design flaw, some of these systems could fail to produce correct results beginning on January 1, 2000, if the year indicator "00" is interpreted to designate the 1900 rather than the year 2000. This problem with software design as well as embedded technology such as microcontrollers is commonly referred to as the "Year 2000" issue. The Company uses a variety of software products to operate its business, and the Company's products contain software and embedded technology that is used in the operation of the products, all of which could be affected by the Year 2000 issue.

     STATE OF READINESS

     The Company has developed and begun implementation of a plan to address the problems involved with the Year 2000 issues. The plan is focussed on four areas: the Company's internal software and hardware, the Company products, the Company's suppliers, and the equipment that supports the Company's infrastructure.

     In order to assess its issues with internal software, the Company made a complete inventory of all software located on its computer network and desktop support systems. The manufacturers of these software programs have been contacted in order to ascertain whether these software programs are year 2000 compliant. The Company has had an independent review of its information systems department conducted to confirm its handling of the Year 2000 issues. Additionally, the Company has also arranged to have all of its major software programs tested in a lab, at which time all date indicators will be moved forward to the year 2000. It is anticipated that this testing will be completed by February 1999.

     The Company has addressed Year 2000 issues in the engineering of its products. The Company believes that there will be minimal product failure by the Company's products as a result of the year 2000 issues and such failures are not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. However, many of the Company's products interface with systems and products of other manufacturers, and, as a result, a system of which the Company's products comprise a portion may fail through no fault of the Company's. The Company may be requested to remedy the issue because of the integration of its equipment in these systems.

     The Company relies on over 300 manufacturers and suppliers to provide parts and equipment that are integrated during the manufacturing the Company's products. Because of the reliance of obtaining these products in order to manufacture the Company's products, it is important for the Company to ascertain these suppliers' ability to operate their businesses on January 1, 2000. As of December 31, 1998, the majority of these manufacturers and suppliers have been contacted by the Company and asked to respond to a questionnaire that will indicate their readiness to the Year 2000 issues. The Company will attempt to gain a response from 100% of these suppliers. Based on the relative size and sophistication of the supplier, and the critical nature of the part to the Company's products, on-sites visits may be made to certain of these suppliers. The Company has received responses from many of its suppliers, and will continue to follow up with those that have not yet responded.

     Finally, the Company has begun inspection of the many systems that provide support to the infrastructure of its operations. These include phone systems, security systems, air conditioning equipment, machinery, and other related equipment that are used in the Company's physical operations. Responses and warranties have been received by certain of the manufacturers of the equipment and service providers. Based on these responses, it is the Company's belief that there will be no material operational issues with its infrastructure.

     COSTS

     Based on the analysis completed so far, the Company believes that the costs it will incur to address Year 2000 issues will not exceed $50,000, and are covered in the normal operating plan of the Company for the fiscal year 1999. Certain of the actions included in the plan require the Company to enlist outside service providers. The costs for these outside service providers have been incorporated into the Company's operating plan. The Company should not incur any material additional costs for these services. Personnel costs associated with the implementation and completion of the plan are also covered in the normal operations of the Company.

     RISK OF YEAR 2000 ISSUES AND CONTINGENCY PLANS

     The Company believes its products will have minimal impact from the Year 2000 issue, and that the Company's software that comprise a portion of the Company's products is more likely than not free from any Year 2000 issues. It is the Company's belief that the most reasonably likely worst case scenario is that the Company's critical suppliers will not have adequately addressed Year 2000 issues. The Company's contingency plan for this is to seek new suppliers. Because of the bidding process the Company currently uses in purchasing its materials, the Company believes that it will not be difficult to find additional sources of its raw materials. However, because of the inherent complexities involved in Year 2000 issues, the Company may find that its costs of these materials exceeds its current costs, and as a result its results of operations may be adversely affected by this course of events. However, it is the Company's belief at this time that any effect on the Company's costs of doing business and results of operations will not be material. This belief may change as the Company's analysis continues.

     FORWARD-LOOKING STATEMENTS RELATING TO YEAR 2000 ISSUES

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

     3.2       Amended and Restated Bylaws of the Company, as amended.
               (Incorporated by reference from Exhibit 3.2 to the Company's
               Form 10-Q, for the period ending September 30, 1997, File No. O-26924).

     4.1       Specimen certificate for the Common Stock of the Company
               (Incorporated by reference from Exhibit 4.1 to  the Company's
               Registration Statement on Form S-1 filed September 13, 1995, as amended, File No. 33-96886).

     (+)10.1   Employment Agreement dated  October 1998 between the Company and
               Joe Hardt.

     (+)10.2   Employment Agreement dated October 1998 between the Company and
               Tom Hite.

     (+)27.1   Financial Data Schedule.

b.   Reports on Form 8-K

     None

(+)  Filed herewith.

                               AMX CORPORATION
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMX Corporation



Date:     February 16, 1999       By:  /s/ David E. Chisum
                                       ----------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)