Form 10-K
period 1999-03-31
AMX CORP
filed 1999-06-29
CIK 944248

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        FISCAL YEAR ENDED MARCH 31, 1999,
                                       OR
/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM __________ TO _______.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of May 31, 1999, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $39,543,109.

     The number of shares of the registrant's Common Stock outstanding as of May 31, 1999 was 8,483,423.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     AMX Corporation ("AMX" or the "Company"), which was incorporated in Texas in March 1982, is a leading developer, manufacturer, and marketer of integrated remote control systems. These systems enable end users to operate as a single system a broad range of electronic equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control for over 10,000 different electronic devices, including video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, and security systems.

     The Company's systems have readily accommodated evolving technologies. In particular, the Company is currently integrating its control systems with the Internet. The Company is developing products which will allow end users to be able to cache information from the Internet, narrow cast this information, and display that content on the system's control panels. The technology will also allow end users to access the control system remotely through the Internet.

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

     The Company's system sales are made through dealers and distributors who are supported by Company sales and support offices in certain geographic areas and by independent manufacturers' representatives in areas not served by Company offices. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. Internationally, in addition to maintaining customer training and technical support offices in the United Kingdom, Canada, Mexico, and Singapore, the Company relies on a network of 20 exclusive distributors serving 24 countries and over 92 dealers serving 21 additional countries to distribute its products. Dealers and distributors can use the AMX software to tailor the Company's control system for each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

     -    expanding international distribution;

     - developing products that leverage the expanding demand for distribution of internet content to non-PC devices ; and

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

     The residential market, which is supported by both AMX and PHAST control systems, remains a very immature marketplace. There are numerous manufacturers that provide a wide variety of products to the residential market. The products range from very simple lighting controls sold in a retail store, to very complex and very expensive systems designed for a single application.

     The Company's products are designed to simplify the user's control of complex and sophisticated electronic devices. The Company's products are suitable for use in a wide variety of settings and vertical installations. The Company's products are currently used most commonly in the following markets:

COMMERCIAL

     CORPORATE. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, laser disc players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company also believes that it is one of the largest providers of integrated control systems to this market and that this market represents a significant opportunity for its products. AMX estimates that its control systems are used in the facilities of over 70% of the Fortune 500 companies, including Electronic Data Systems , Intel, Enron, AT&T, Sony, American Airlines, Exxon, Coca Cola, and Motorola.

     SPORTS. The Company's systems are currently being used in stadiums and other sports facilities across the United States, including BankOne Ballpark, Camden Yards, The Ballpark in Arlington, the Georgia Dome, and the United Center in Chicago. Applications typically include controlling audio and video systems, switchers and routers, and surveillance cameras.

     ENTERTAINMENT. The Company's systems are used in various museums and amusement parks across the United States, including Disney World, EPCOT Center, Sea World, Virginia Air and Space Museum, JFK Museum, Universal Studios, Busch Gardens, and the Rock and Roll Hall of Fame. Applications typically include controlling audio and visual systems and electronic and mechanical equipment used in exhibits and special effects.

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

     ENHANCE AND EXPAND THE COMPANY'S POSITION AS A LEADING SUPPLIER OF REMOTE CONTROL SOLUTIONS FOR HOME ENTERTAINMENT AND HOME AUTOMATION SYSTEMS. The Company believes that the market opportunity for its products in home automation and home entertainment systems to be significant and rapidly growing. AMX systems have been sold in very high-end residential applications for a number of years. In 1995, the Company commenced research and development activities at its PHAST subsidiary with the goal of developing a product which would be affordable to a wider range of customers than the Company's existing products. PHAST products first shipped in early 1997, and have since received several industry awards. Additionally, acceptance of the PHAST product line is illustrated by the agreement between the Company and Leviton, pursuant to which Leviton has agreed to enhance the interoperability of its existing Leviton CEBus, Lonworks and x-10(communication protocols) devices with PHAST products by developing a PHSTLink gateway allowing the products to operate as a single, integrated system. The Company has also had over thirty manufacturers agree to become PHASTLink Partners, which requires that these companies include a PHASTLink port on their equipment. The Company believes that the residential market represents a significant market opportunity.

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

     CONTINUING TO EMPHASIZE CUSTOMER SUPPORT, SERVICE, AND TRAINING
     IN ORDER TO MAINTAIN AND ENHANCE MARKET SHARE. The Company believes that the support, service and training it provides to its customers are key competitive advantages. The Company provides technical support, on-site repair and support, as needed, and on-line software support to its dealers and end users, as well as extensive training for its dealers and distributors. In order to provide such customer support, the Company has added offices in Philadelphia, Los Angeles, Toronto and Mexico City, as well as establishing an office in Singapore. The Company recently added a training facility in its location in the United Kingdom. The Company also now provides customer support on Saturday at its Dallas office. The Company intends to continue its emphasis in this key area of competitive strength.


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


     DEVELOPING PRODUCTS THAT LEVERAGE THE EXPANDING DEMAND FOR DISTRIBUTION OF INTERNET CONTENT TO NON-PC DEVICES. The Company believes that there is great demand for devices that receive and store information from the internet. It has begun development of products that integrate with its current equipment that will receive information from the internet and narrow-cast this information to other devices. These devices will include the Company's current automation equipment, as well as devices from other manufacturers such as cellular phones, pagers, and hand held devices.

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

CUSTOMER SUPPORT AND SERVICE

     The Company believes that the support and service it provides to its customers are key competitive advantages and, as part of its strategy, will continue to focus on the development of such support and service. The Company has established a customer service and support organization that provides order processing, technical and engineering support, and hardware repair to dealers, distributors, and end users of its products. Within this organization, the Company has created sales support teams focused on specific geographic regions or customer categories and supported by dedicated, trained technicians. The Company believes that the establishment of sales support teams with specific geographic responsibility enhances the development of personal relationships between the Company's dealers and distributors and specific sales and support personnel. The Company's customer technical support team in Dallas is staffed 12 hours a day, Monday through Friday, and eight hours a day on Saturday, with emergency service available at all other times as needed. The Company will, if necessary, send technical support to a job site to provide individual attention as such needs arise. The Company's sales support teams can provide operating software updates, modifications, and new device interface codes online through the use of modems. In addition, the Company provides technical support to customers from its offices in Salt Lake City, Singapore, and the United Kingdom, as well as through its international distributors.

     The Company has a fully-staffed training facility in Dallas, Texas, where dealers and distributors are provided free training to program, install, and service the Company's systems. The Company has begun to provide training at regional sites, selected to accommodate clusters of its dealers, thereby reducing the dealer's cost of travel to Dallas. Additionally, the Company is utilizing its Philadelphia and Los Angeles offices to provide training to its dealers .

     The Company provides either a one-year or three-year warranty on all of its products, both software and hardware. Although the Company has experienced limited product warranty claims in the past, there can be no assurance that such claims will not increase in the future.

SALES, DISTRIBUTION, AND MARKETING

     The Company markets and sells its systems products worldwide through distribution channels that include manufacturer's representatives in the U. S. dealers and distributors internationally, as well as OEM and custom product arrangements. Since the market for integrated remote control systems products is relatively new, the Company believes that market awareness of the capabilities and features of such products is currently low. The Company relies on third parties to sell, install, support, and service its integrated remote control systems, a strategy that it believes is best suited for broad market coverage, including international coverage. As the Company's products diversify and simplify, new sales channels will be explored. These channels could range from large home developers, to utility companies, or to retail stores.

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

OEM AND CUSTOM PRODUCTS ARRANGEMENTS.

     The Company currently makes and custom designs systems for OEMs and other large customers such as VTEL, British Telecom, Tech Electronics, Tektronix, Bang & Olufsen, and IBM. The Company believes that its expertise in simplifying user interfaces and integration of disparate electronic equipment will enable it to forge additional OEM relationships, and intends to seek such relationships. In the fiscal years ended March 31, 1997, 1998, and 1999, OEM and Custom Products Sales represented approximately 8%, 4% and 3% of total sales, respectively. The failure of OEM and custom product customers to purchase products as anticipated may result in the Company holding inventories that are not salable to other customers, and inventory writedowns may result.

INTERNATIONAL MARKETS

     The Company relies on a network of 20 exclusive distributors serving 26 countries and over 92 dealers serving an additional 21 countries to distribute its product internationally. Outside the United States, independent distributors with exclusive distribution rights market the Company's custom products. In June 1993 the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom. AXCESS distributes the Company's products as well as products of six other manufacturers. Sales outside of the United States, consisting substantially of products sold in Europe, Canada, Mexico, Asia, and Australia, represented approximately $11.3 million, $16.7 million, and $20.7 million, or 27%, 28%, and 30% of the Company's total sales during the fiscal years ended March 31, 1997, 1998, and 1999, respectively. See Note 12 to the Company's Consolidated Financial Statements. Since the Company's international sales are denominated in U.S. dollars, the Company does not currently engage in hedging activities with respect to fluctuations in currency values but may elect to do so in the future. These sales are subject to a number of risks generally associated with international sales, including: the effect of a strengthening or weakening U.S. dollar on demand for the Company's products in international markets; other currency fluctuation risks; greater difficulty in accounts receivable collections and increased credit risk; logistical difficulties of managing international operations; unexpected restrictions on the repatriation of funds; and unpredicted changes in regulatory requirements, tariffs, and other trade barriers. The loss of, or reduction in, international sales would have a material adverse effect on the Company's results of operations.

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

     Research and development expenses were approximately $2,834,000, $3,849,000, and $4,100,000 in the fiscal years ended March 31, 1997, 1998 and
1999, which represented 6.8%, 6.6%, and 5.9% of net sales in those periods, respectively. The engineering department of the Company is involved in both research and development and customer support and service. Additionally, the Company has created sales support teams, which are focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by creatively responding to customer-expressed needs.

MANUFACTURING

     The Company's manufacturing and assembly operations for its systems and related products are conducted in Dallas, Texas and Salt Lake City, Utah. The Company's manufacturing operations consist primarily of design, final assembly and testing of products, quality control, and materials procurement functions However, it is the intent of the Company to increase its utilization of contract manufacturers that will provide turn-key manufacturing of the Company's products. This focus will reduce the amount of inventory required to be held by the Company, as well as reducing the time that the inventory is held by the Company.

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

COMPETITION

     The markets for the Company's systems are highly competitive. The Company's principal direct competitor in all of its current markets, Crestron, is based in North America. The residential market is currently extremely diverse in its product functionality, and as a result, has a variety of manufacturers which supply products to the residential market. In addition, the Company assumes that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to those of the Company and that such companies may enter one or more of the Company's markets at any time. Although some of the Company's competitors are smaller in annual revenues and in capitalization, most of the Company's competitors are focused on a single vertical market and may therefore devote more resources to products that may be directly competitive with, and that may adversely impact sales of, the Company's products in such markets. Moreover, as the Company pursues new markets, it is likely that AMX will encounter new competitors.

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

PROPRIETARY RIGHTS

     Although the Company has recently filed for several new patents, the Company currently has very few patents for its products and relies primarily on a combination of copyright and trade secret protection to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. If the Company is unable to protect its proprietary rights in its intellectual property, it could have a material adverse effect upon the Company's results of operations.

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

EMPLOYEES

     As of March 31, 1999, the Company employed approximately 400 people, including 140 in manufacturing, 140 in selling and marketing activities, 70 in engineering and programming, and 50 in management, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

     The Company occupies buildings that contain approximately 118,000 square feet of floor space. All of this space is leased under agreements that expire at various dates through May 2012. The principal facilities are located as follows:


                                  APPROXIMATE

          LOCATION                SQUARE FEET                                DESCRIPTION
------------------------------    -----------      --------------------------------------------------------------
Dallas, Texas                         65,000       Offices, engineering, research and development, and production
Salt Lake City, Utah                  30,000       Offices, engineering, research and development, and production
York, England UK                       9,000       Offices, engineering,  and warehouse
Costa Mesa, California                 4,000       Offices
Singapore                              8,000       Offices
Philadelphia, Pennsylvania             2,000       Offices

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

     The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 1998 and 1999.


         FISCAL 1998                                                                   HIGH        LOW
         ----------------------------------------------------------------------------  -------   -------

         First Quarter...............................................................  $ 7 3/4   $ 5
         Second Quarter..............................................................    8         5 3/4
         Third Quarter...............................................................    8         5 5/8
         Fourth Quarter..............................................................    9 1/4     5 5/8


         FISCAL 1999
         ---------------------------------------------------------------------------

         First Quarter...............................................................    11        7 1/2
         Second Quarter..............................................................    87/8      5
         Third Quarter...............................................................    8 3/4     5
         Fourth Quarter..............................................................    12 5/8    7 1/4


     As of June 22, 1999, there were approximately 3,000 beneficial holders of the Common Stock.

DIVIDEND POLICY

     The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on the Common Stock in the foreseeable future in order to retain all available earnings generated by the Company's operations for the development and growth of its business. In addition, under the terms of the Company's debt agreements, the Company may not pay dividends without the prior consent of the lending bank. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     On February 5, 1999, the Company issued 623,520 shares of its Common Stock for an aggregate purchase price of $5,000,000 to John F. McHale, the Company's Chairman of the Board. The Company believes that the issuance of securities in the foregoing transaction was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         FISCAL YEARS ENDED MARCH 31,

                  INCOME STATEMENT DATA:                     1995(1)      1996      1997      1998      1999
-----------------------------------------------------------  -------  -----------  --------  --------  -------

System sales...............................................  $23,387  $30,274      $38,302   $56,291   $67,517
OEM and custom product sales...............................    3,896    2,457        3,154     2,474     1,756
                                                             -------  -----------  --------  --------  -------
Net sales .................................................   27,283   32,731       41,456    58,765    69,273
Cost of sales..............................................   10,570   12,370       17,243    26,401    32,562
                                                             -------  -----------  --------  --------  -------
Gross profit...............................................   16,713   20,361       24,21     32,364    36,711
Selling and marketing expenses.............................    9,598   10,945       15,061    20,296    23,566
Research and development...................................      730    1,475        2,834     3,849     4,100
Acquired research and development..........................       --       --        1,230        --        --
General and administrative expenses........................    2,512    2,717        4,361     4,600     4,731
Costs associated with acquisition of minority interest
   and merger of subsidiary................................       --       --           --     1,694        --
                                                             -------  -----------  --------  --------  -------
Operating income...........................................    3,873    5,224          727     1,925     4,314
Interest expense...........................................       42      535           13       194       340
Other income, net.........................................      134      117           288       159        55
                                                             -------  -----------  --------  --------  -------
Income before income taxes.................................    3,965    4,806        1,002     1,890     4,029
Income tax provision.......................................    1,269    1,792        1,371     1,087     1,266
                                                             =======  -----------  ========  --------  =======
Net income (loss)..........................................  $ 2,696    3,014         (369)      803     2,763
                                                             =======               ========            =======
Preferred stock dividends, including accretion and
   redemption..............................................            (3,153)(1)               (177)
                                                                                             --------
Net income (loss) applicable to common shareholders........           $  (139)(1)            $   626
                                                                      ===========            ========
Earnings (loss) per common share - basic...................  $  0.62  $ (0.02)     $ (0.05)  $  0.08   $  0.33
                                                             =======  ===========  ========  ========  =======
Earnings (loss) per common share - diluted.................  $  0.55  $ (0.02)     $ (0.04)  $  0.07     $ 0.31
                                                             =======  ===========  ========  ========  ========
Shares used for basic earnings (loss) per share............    4,348    5,881        7,769     8,014      8,386
                                                             =======  ===========  ========  ========  ========
Shares used for diluted earnings (loss) per share..........    4,883    6,500        8,229     8,445      8,988
                                                             =======  ===========  ========  ========  ========


                                                                          AT MARCH 31,

             BALANCE SHEET DATA:                  1995          1996          1997          1998          1999
---------------------------------------------   --------      -------        ------       -------        ------

Working capital..............................   $ 5,229       $8,564        $8,182       $10,420       $15,352
Total assets.................................    10,317       14,652        19,741        26,328        31,509
Long-term debt; including current portion,
line of credit, and notes payable............     7,334           54           279         2,449         5,593
Redeemable preferred stock, net of discount .     9,474           --            --            --            --
                                                       (1)
Shareholders' equity (deficit)...............   (11,927)      10,714        11,996        14,864        18,535
                                                       (1)


-----------

(1) On March 31, 1995, an individual and entities including certain investment funds ("New Shareholders"), purchased $7.0 million of Debentures, 120,000 shares of Series A Preferred Stock for $12.0 million, and 3,240,000 shares of Common Stock for $150,000. These proceeds, along with $1.25 million of the Company's cash, were used to redeem 3,240,000 shares of Common Stock from the Company's co-founder and Chairman of the Board and from a charitable remainder trust established by him. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the Debentures, the Series A Preferred Stock and the Common Stock to the New Shareholders were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: Debentures, $7.0 million (effective yield of 12.8%);.Series A Preferred Stock, $9,474,000 (effective yield of 13%); and Common Stock, $2,676,000 (or $0.83 per share). This transaction did not affect the Company's income statement for the year ended March 31, 1995. Earnings per common share is based on net income after Series A Preferred Stock dividend requirements, accretion of the discount, and redemption of Series A Preferred Stock. On November 21, 1995, the Company completed its initial public offering and utilized a portion of the proceeds thereof to repay outstanding subordinated debentures and the redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1999 Annual Report to Shareholders.

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

OVERVIEW

     AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control for over 10,000 different electronic devices, including video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, and security systems. The Company's systems have readily accommodated evolving technologies. In particular, the Company is currently integrating its control systems with the Internet. The Company is developing products which will allow end users to be able to cache information from the Internet, narrow cast this information, and display that content on the system's control panels. The technology will also allow end users to access the control system remotely through the Internet.

     The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,600 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support, and service its products in the United States. Internationally, the Company relies on a network of 20 exclusive distributors serving 24 countries and over 92 dealers serving an additional 21 countries to distribute its products.

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

     The Company purchases components that comprise approximately 30% to 35% of its cost of sales from foreign vendors. The primary components purchased are standard power supplies and displays for touch panels. Historically, the Company has not had any significant cost issues related to price changes due to purchasing from foreign vendors. However, there can be no assurance that this will be the case in the future. The Company has experienced delays of up to four weeks in receiving materials from foreign vendors. However, the Company takes this issue into consideration when orders are placed and, therefore, this concern has not, in the past, significantly impacted the Company's ability to meet production and customer delivery deadlines. However, a significant shortage of or interruption in the supply of foreign components could have a material adverse effect on the Company's results of operations.

     The Company's selling and marketing expenses category also includes customer service and support. Additionally, the Company has created sales support teams, focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

RESULTS OF OPERATIONS

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for each of the three years in the period ended March 31, 1999:

                                                                        FISCAL YEAR ENDED MARCH 31,
                                                                         1997      1998       1999
                                                                        ------    ------     ------
System sales.........................................................     92.4%     95.8%      97.5%
OEM and custom product sales.........................................      7.6       4.2        2.5
                                                                        -------   -------    -------
Net sales............................................................    100.0     100.0      100.0
Cost of sales........................................................     41.6      44.9       47.0
                                                                        -------   -------    -------
Gross profit.........................................................     58.4      55.1       53.0

Selling and marketing expenses.......................................     36.3      34.5       34.0
Research and development expenses....................................      6.8       6.6        5.9
Acquired research and development ...................................      3.0       --         --
Costs associated with acquisition of minority interest and
   merger of subsidiaries............................................      --        2.9        --
General and administrative expenses..................................     10.5       7.8        6.9
                                                                        -------   -------    -------
Operating income.....................................................      1.8       3.3        6.2
Interest expense.....................................................      --        0.3        0.5
Other income, net....................................................      0.6       0.3        0.1
                                                                        -------   -------    -------
Income before income taxes...........................................      2.4       3.3        5.8
Income tax provision.................................................      3.3       1.9        1.8
                                                                        -------   -------    -------
Net income (loss)....................................................     (0.9)%     1.4%       4.0%
                                                                        =======   ========   =======


1999 RESULTS COMPARED TO 1998 (ALL
REFERENCES ARE TO FISCAL YEARS)

     In 1999, AMX continued its performance of double-digit revenue growth. AMX categorizes its sales into four markets: corporate, residential, international, and educational. It is assumed at the present time that the majority of shipments sent internationally are for corporate installations.

      The largest increase in a market was realized in the residential market, which has been a focus of product development for the Company in the last three years. Its subsidiary, PHAST, realized revenue growth of 45%. This was the result of several factors. PHAST's products continued to be accepted in its marketplace as the ease of use and functionality of the equipment has continued to pull demand for the product. Also, demand for home automation has increased as more and more people seek the use of technology in their homes. While revenue has increased, this market realizes the lowest percentage of gross margin on its products as margins in the residential market are not as high as those in the commercial market. Additionally, the PHAST subsidiary has not yet achieved high enough production volumes to allow it to realize the benefits of large quantity purchasing programs.

     The international market continued its strong growth pattern, increasing sales 26% over the previous year. The Company continues to focus on growth in the international market with the increased staffing in its Singapore office and the expansion of its offices in the United Kingdom. Sales into the Asian market were down 12% from last year, with significant growth realized into Canada and Mexico. The majority of the Company's international sales are to its distributors, which are offered reduced pricing to offset the marketing and support they provide to their dealers.

     Sales into the commercial market, which include OEM sales realized nominal growth over the previous year. OEM sales were $700,000 below the previous year because the Company lost its largest OEM customer due to a corporate buyout. The Company has since reduced its focus on OEM sales efforts. The commercial market has seen a large amount of consolidation of the dealers and integrators, and as such, there have been more efforts to receive price concessions by these dealers causing them to consolidate their purchasing efforts and increase volume.

     The education market realized a significant decrease in revenue compared to the previous year. This was due to a shift in demand for the product technology. The Company has developed a new product which the Companies believes will meet that demand. However, this product did not begin shipping until after the end of the fiscal year. Products sold into the education market achieve the highest gross margin of all of the Company's markets.

     Operating expenses decreased as a percentage of sales, from 51.8% to 46.8%. In 1998 the Company had expenses attributable to the acquisition and merger of a subsidiary, which did not occur in 1999. A further reduction was achieved as result of the 45% increase in revenue at PHAST, which did not require a corresponding increase in the operating expenses of the company. Moreover, the Company focused its efforts on decreasing its general and administrative expenses as a percent of sales during the year.

     During the third quarter of fiscal year 1999, the Company recognized a write off of inventory and receivables at its PHAST subsidiary, impacting gross margins by $1.7 million. This write off was primarily a result of discontinued products from the Company's former subsidiary, AudioEase. AudioEase and PHAST were merged in October 1997, and the two operations were combined in Salt Lake City. The Company continued to sell AudioEase products after the merger. However, development of the product line at PHAST created duplication with the AudioEase products, and resulted in the decision during the third quarter to discontinue the AudioEase products. This decision will allow the Company's dealers (to whom the Company sells its products) to concentrate its efforts on the PHAST products.

1998 RESULTS COMPARED TO 1997 (ALL REFERENCES ARE TO FISCAL YEARS)

     In 1998, AMX experienced its highest revenue growth during the decade of the nineties, as revenues grew 42% over the previous year. AMX groups its sales into four markets: corporate, residential, international, and educational. Although it is assumed at the present time that the majority of shipments sent internationally are for corporate installations, international remains a separate market. All markets experienced growth during 1998, led by 96% growth in the residential market. While AMX experienced an increase in revenues to its residential dealers, the greatest impact of this growth was a result of the shipments from AMX's subsidiary, PHAST Corporation. PHAST had just begun shipping its product at the end of 1997; therefore, 1998 is the first full year of shipping this product.

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

     AMX made a concerted effort in 1998 to reduce its operating expenses as a percentage of income. This was accomplished while maintaining its focus on product development and customer service. Research and development expenses were at an all-time high of $3.8 million in 1998, but were a lower percentage of revenues than in 1997. AMX realized a reduction in operating expenses as a result of the merger of AudioEase and PHAST, which occurred in

October 1997. Settlement costs associated with the Ford Audio-Visual litigation, which were included in General and Administrative expenses in 1997 and approximated 2% of revenues, were non-recurring.

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

     Interest expense increased in 1998 because AMX drew on its short-term line of credit to fund its operations; correspondingly, other income decreased because the Company was not able to invest cash in short-term repurchase agreements.

      The effective tax rate was adversely affected during 1998 by expenses which were not deductible for federal income tax purposes. Approximately $1.1 million of the merger expenses were not deductible, as were $890,000 of PHAST losses incurred prior to AMX acquiring 80% control of the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     For the past three fiscal years, the Company has satisfied its operating cash requirements principally through cash flow from operations. During fiscal 1999, the Company generated $2.8 million of cash in its operations. Investing activities used $5.2 million of cash. This was for the purchase of $3.2 million of property and equipment comprised principally of computer equipment, computer software, and tooling for its new products. Additionally, the Company used $1.7 million to repurchase the preferred stock, including dividends, representing the minority interest in its PHAST subsidiary. This purchase was financed by a loan from the Company's commercial bank. See Note 4 to the Company's Consolidated Financial Statements.

     During the year, the Company sold 623,520 shares of its common stock to its now Chairman of the Board in a private placement which generated $5.0 million in cash. On March 31, 1999, the Company repurchased approximately 500,000 shares of stock from one of the Company's original investors for $4.5 million, all of which was funded by a loan from the Company's commercial bank. See Note 4 to the Company's Consolidated Financial Statements.

     The Company has a revolving loan agreement for $5.0 million which expires on September 30, 1999, which provides for interest at the bank's contract rate which is comparable to prime. As of March 31, 1999, there was no outstanding balance on the line of credit. It is expected that this credit facility will be renewed by the Company's lending institution.

     The Company expects to spend approximately $3.2 million for capital expenditures in fiscal 2000.

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

CONTINGENCIES

     The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position, or liquidity of the Company. See "Item 3 -- Legal Proceedings."

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

     STATE OF READINESS

     The Company has developed and has completed a majority of its plan to address the problems involved with the Year 2000 issues. The plan is focused on four areas: the Company's internal software and hardware, the Company products, the Company's suppliers, and the equipment that supports the Company's infrastructure.

     In order to assess its issues with internal software, the Company made a complete inventory of all software located on its computer network and desktop support systems. The manufacturers of these software programs have been contacted in order to ascertain whether these software programs are year 2000 compliant. The Company has had an independent review of its information systems department conducted to confirm its handling of the Year 2000 issues. Additionally, the Company arranged to have all of its major software programs tested in a lab, at which time all date indicators were moved forward to the year 2000. As a result of these efforts, it is the Company's belief that its internal software systems will be able to support dates on or after January 1, 2000.

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

     The Company relies on over 300 manufacturers and suppliers to provide parts and equipment that are integrated during the manufacturing of the Company's products. Because of the reliance of obtaining these products in order to manufacture the Company's products, it is important for the Company to ascertain these suppliers' ability to operate their businesses on January 1, 2000. As of March 31, 1999, the majority of these manufacturers and suppliers have been contacted by the Company and asked to respond to a questionnaire that will indicate their readiness to the Year 2000 issues. The majority of these suppliers have responded and provided assurances that their systems are compliant with the Year 2000. Based on the relative size and sophistication of the supplier, and the critical nature of the part to the Company's products, on-site visits may be made to certain suppliers to provide greater assurances of their readiness.

     Finally, the Company has inspected the many systems that provide support to the infrastructure of its operations. These systems include phone systems, security systems, air conditioning equipment, machinery, and other related equipment that are used in the Company's physical operations. Responses and warranties have been received by the manufacturers of the equipment and service providers. Based on these responses, it is the Company's belief that there will be no material operational issues with its infrastructure systems.

     COSTS

     Based on the analysis and efforts completed so far, the Company believes that the costs it will incur to address Year 2000 issues will not exceed $50,000. To date, the Company has spent approximately $25,000 on these efforts and the remaining costs are covered in the normal operating plan of the Company for the fiscal year 2000. Personnel costs associated with the implementation and completion of the plan are also covered in the normal operations of the Company.

     RISK OF YEAR 2000 ISSUES AND CONTINGENCY PLANS

     The Company believes its products will have minimal impact from the Year 2000 issue, and that the Company's software that comprises a portion of the Company's products is more likely than not free from any Year 2000 issues. It is the Company's belief that the most reasonably likely worst case scenario is that the Company's critical suppliers will not have adequately addressed Year 2000 issues. The Company's contingency plan for this is to seek new suppliers. Because of the bidding process the Company currently uses in purchasing its materials, the Company believes that it will not be difficult to find additional sources of its raw materials. However, because of the inherent complexities involved in Year 2000 issues, the Company may find that its costs of these materials exceeds its current costs, and as a result its results of operations may be adversely affected by this course of events. However, it is the Company's belief at this time that any effect on the Company's costs of doing business and results of operations will not be material. This belief may change as the Company's analysis continues.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS.

     As disclosed in Note 4 to the Consolidated Financial Statements, the Company had outstanding debt of $5.6 million and $2.4 million at March 31, 1999 and 1998, respectively. This debt represents 18% and 9% of total assets at those respective dates. The Company's long-term debt currently has an average maturity of 1.5 years and interest rates averaging 8.1%.

     The Company does have an exposure to changing interest rates as the interest rates on its debt instruments are variable at the bank's contract rate, which is comparable to prime. A hypothetical 10% increase or decrease in market interest rates over the next year would cause a change in the Company's interest expense of approximately $160,000. However, changing interest rates do not materially impact the fair value of the Company's debt instruments due to the variability of the interest rates on these instruments.

     Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was approximately $1.8 million and $0.2 million at March 31, 1999 and 1998 respectively. The Company invests its cash mainly in repurchase agreements.

     To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     The Company transacts business in various foreign currencies through its wholly owned subsidiaries in York, England and Singapore. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments. A hypothetical 10% plus or minus fluctuation in non-U.S. exchange rates would have an earnings impact of approximately $175,000, based on March 31, 1999 balances and rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The presentation of Directors and Executive Officers of the Registrant appears in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") which is incorporated by reference herein.

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

      (3)    EXHIBITS.

             THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K.

      2.1 Agreement of Merger and Plan of Reorganization dated as of May 16, 1996, among Registrant, AMX Acquisition Corporation, SPS International, Inc. (now known as AudioEase, Inc.), John P. Sundquist and Sandra P. Sundquist, Donald J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated as of May 16, 1996, file no. 0-26924).

      3.1 Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, file no. 333-2202).

      3.2 Amended and Restated Bylaws of the Registrant, as amended (Incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q, for the period ending September 11, 1997, file no. 0-26924).

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

      4.4 Registration Rights Agreement dated as of May 16, 1996, by and among Registrant, John P. Sundquist and Sandra P. Sundquist, Donald
             J. Heiskell and Janice T. Heiskell, Bruce R. Munroe, David A. Daniels, and Thomas J. Gleason (Incorporated by reference from
             Exhibit 4.4 to the Company's Form 10-K, as amended, for the fiscal year ended March 31, 1996, file no. 0-26924).

      4.5 Declaration of Registration Rights made October 14, 1997, by the Company for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement, as hereinafter defined (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, for the period ending December 3, 1997, file no. 0-26924).

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

   **10.15 Promissory Note dated May 1, 1995, from Joe Hardt to Registrant in the original principal amount of $44,500.

   **10.16 Promissory Note dated August 15, 1995, from Billie I. Williamson to Registrant in the original principal amount of $52,250.

    *10.17 Second Amendment to Lease dated February 12, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

    *10.18 Third Amendment to Lease dated May 1, 1997 between the Registrant and Merit Industrial Properties Limited Partnership.

    *10.19 Promissory Note dated January 2, 1997, from Joe Hardt to Registrant in the original principal amount of $22,125.

    *10.20 Promissory Note dated July 2, 1996, from Joe Hardt to Registrant in the original principal amount of $22,125.

    *10.21 Promissory Note dated January 2, 1998, from Joe Hardt to Registrant in the original principal amount of $22,125.

    *10.22 Stock Purchase Agreement dated as of October 14, 1997, by and among the Company, Will West, Eric Smith, Ron Wells, Carmelo J. Santoro, Scott D. Miller, PHAST Corporation, and certain employees of PHAST (the "Stock Purchase Agreement") (Incorporated by reference from
             Exhibit 2.1 to the Company's Registration Statement on Form S-3, filed November 19,1 997, file no. 333-40557).

     10.23 Employment Agreement dated October 1998 between the Company and Joe Hardt (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q, for the period ending December 31, 1998. File No. 0-26924)

     10.24 Employment Agreement dated October 1998 between the Company and Tom Hite (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q, for the period ending December 31, 1998. File No. 0-26924)

    +10.25   AMX Corporation 1999 Equity Incentive Plan.

    +10.26 Subscription Agreement dated January 15, 1999, between the Company and John F. McHale.

   +10.27 Stock Purchase Agreement dated March 30, 1999, by and between the Company, Summit Ventures III, L.P., Summit Subordinated Debt Fund, L.P., and Summit Investors II, L.P.

     +21.1   Schedule of Subsidiaries.
     +23.1   Consent of Independent Auditors.
     +27.1   Financial Data Schedule.

-----------

    +  FILED HEREWITH.

    * INCORPORATED BY REFERENCE FROM THE EXHIBIT OF THE SAME NAME TO THE COMPANY FORM 10-K, FOR THE YEAR ENDING MARCH 31, 1997, FILE NO.

       0-26924.

   ** INCORPORATED BY REFERENCE FROM THE EXHIBIT OF THE SAME NUMBER IN THE COMPANY'S FORM S-1 FILED SEPTEMBER 13, 1995, AS AMENDED, FILE NO.

       33-96886.

  (b) REPORTS ON FORM 8-K. CURRENT REPORT ON FORM 8-K DATED JANUARY 19, 1999, AND FILED JANUARY 19, 1999, REGARDING A PRESS RELEASE.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMX CORPORATION

                              BY: /s/ Joe Hardt
                                  -------------------------------------------

                              JOE HARDT, CHIEF EXECUTIVE OFFICER, AND PRESIDENT JUNE 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.


         SIGNATURE                                          TITLE                           DATE
--------------------------------       -----------------------------------             --------------
/s/ John F. McHale
-----------------------------------    Chairman of the Board and Director              June 29, 1999
      John F. McHale

/s/ Joe Hardt                          President, Chief Executive Officer, and         June 29, 1999
-----------------------------------    Director
         Joe Hardt                     (Principal Executive Officer)

/s/ Peter D. York                      Vice Chairman,                                  June 29, 1999
-----------------------------------    Assistant Secretary, and Director
       Peter D. York

/s/ David E. Chisum                    Chief Financial Officer, Secretary and          June 29, 1999
-----------------------------------    Treasurer
      David E. Chisum                  (Principal Financial and Accounting Officer)

/s/ Thomas S. Roberts
-----------------------------------    Director                                        June 29, 1999
     Thomas S. Roberts

/s/ Harvey B. Cash
-----------------------------------    Director                                        June 29, 1999
      Harvey B. Cash

/s/ J. Otis Winters
-----------------------------------    Director                                        June 29, 1999
      J. Otis Winters

/s/ Scott D. Miller
-----------------------------------    Director                                        June 29, 1999
      Scott D. Miller


                                 AMX CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Report of Independent Auditors............................................................ F-2

Consolidated Balance Sheets at March 31, 1998 and 1999.................................... F-3

Consolidated Statements of Operations for the years ended March 31, 1997, 1998 and 1999... F-5

Consolidated Statements of Shareholders' Equity  for the years ended
   March 31, 1997, 1998 and 1999.......................................................... F-6

Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1998 and 1999... F-7

Notes to Consolidated Financial Statements................................................ F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
AMX Corporation

     We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

Ernst & Young LLP

May 3, 1999
Dallas, Texas

                                      AMX CORPORATION

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                                                 MARCH 31,
                                                                           1998            1999
                                                                        -----------     -----------
Current assets:
  Cash and cash equivalents...........................................  $   178,942     $ 1,801,756
  Receivables - trade and other, less allowance for doubtful
    accounts of $460,000 for 1998 and $420,000 for 1999...............   10,276,225       9,796,261
  Inventories.........................................................    9,002,737      10,990,262
  Prepaid expenses....................................................      768,492       1,028,767
  Deferred income taxes...............................................      136,905         708,805
                                                                        -----------     -----------
Total current assets..................................................   20,363,301      24,325,851

Property and equipment, at cost, net..................................    4,347,791       5,693,836

Capitalized software..................................................      169,274              --
Deposits and other....................................................      433,442         732,826
Deferred income taxes ................................................       10,058              --
Goodwill, less accumulated amortization of $122,000 for 1998 and
    $370,000 for 1999.................................................    1,004,049         756,316
                                                                        -----------     -----------
Total assets..........................................................  $26,327,915     $31,508,829
                                                                        ===========    ============

                                 AMX CORPORATION

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       MARCH 31,
                                                                                  1998           1999
                                                                              ------------    ------------
Current liabilities:
  Accounts payable..........................................................  $  3,866,857    $  4,076,799
  Line of credit and notes payable..........................................     2,403,437              --
  Current portion of long-term debt.........................................            --       1,684,000
  Accrued compensation......................................................     1,481,770       1,504,118
  Accrued sales commissions.................................................       787,913         667,051
  Accrued dealer incentives.................................................       329,416         442,561
  Other accrued expenses....................................................       153,449         212,354
  Income taxes payable......................................................       743,868         386,634
                                                                              ------------    ------------
Total current liabilities...................................................     9,766,710       8,973,517

Deferred income taxes ......................................................            --          90,963

Long-term debt .............................................................        45,600       3,909,284

Commitments and contingencies

Minority interest in subsidiary.............................................     1,652,000              --

Shareholders' equity:
Preferred stock, $0.01 par value
  Authorized shares - 10,000,000
  Issued shares - none......................................................            --              --
  Common stock, $0.01 par value:
    Authorized shares -- 40,000,000
    Issued shares-- 8,261,158 for 1998 and 8,961,974 for 1999...............        82,612          89,620
  Additional paid-in capital................................................     4,079,682       9,419,066
  Retained earnings.........................................................    10,755,104      13,517,996
  Less treasury stock (5,208 shares for 1998 and 496,476 shares for 1999)...       (46,872)     (4,468,284)
  Accumulated other comprehensive loss......................................        (6,921)        (23,333)
                                                                              ------------    ------------
Total shareholders' equity..................................................    14,863,605      18,535,065
                                                                              ------------    ------------
Total liabilities and shareholders' equity..................................  $ 26,327,915    $ 31,508,829
                                                                              ============    ============

          See accompanying notes.

                                      AMX CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED MARCH 31,
                                                                          1997           1998           1999
                                                                      -----------    -----------    -----------
System sales.......................................................   $38,302,054    $56,290,433    $67,516,870
OEM and custom product sales.......................................     3,154,488      2,474,085      1,756,540
                                                                      -----------    -----------    -----------
  Net sales........................................................    41,456,542     58,764,518     69,273,410
Cost of sales......................................................    17,243,292     26,400,787     32,562,258
                                                                      -----------    -----------    -----------

  Gross profit.....................................................    24,213,250     32,363,731     36,711,152

Selling and marketing expenses.....................................    15,060,987     20,295,877     23,565,857
Research and development expenses..................................     2,834,185      3,849,283      4,099,850
Acquired research and development..................................     1,230,000             --             --
Costs associated with acquisition of minority interest and
    merger of subsidiaries.........................................            --      1,693,747             --
General and administrative expenses (including $896,000 relating
    to litigation settled in 1997).................................     4,360,605      4,599,822      4,730,994
                                                                      -----------    -----------    -----------
  Operating income.................................................       727,473      1,925,002      4,314,451

Interest expense...................................................       (13,219)      (194,189)      (340,324)
Other income, net..................................................       288,238        159,307         55,051


Income before income taxes.........................................     1,002,492      1,890,120      4,029,178
Income tax provision...............................................     1,371,046      1,086,934      1,266,286
                                                                      -----------    -----------    -----------

Net income (loss)..................................................   $  (368,554)       803,186    $ 2,762,892
                                                                      ===========                   ===========
Preferred stock dividends..........................................                     (177,000)
                                                                                     -----------

Net income applicable to common shareholders.......................                  $   626,186
                                                                                     ===========
Basic earnings (loss) per share....................................   $     (0.05)   $      0.08    $      0.33
                                                                      ===========    ===========    ===========
Diluted earnings (loss) per share..................................   $     (0.04)   $      0.07    $      0.31
                                                                      ===========    ===========    ===========

          See accompanying notes.

                                    AMX CORPORATION
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY

                                 COMMON STOCK                                    TREASURY STOCK
                              -------------------                            ----------------------
                                                                                                       ACCUMULATED
                                                   ADDITIONAL                                             OTHER          TOTAL
                               NUMBER               PAID-IN       RETAINED    NUMBER                  COMPREHENSIVE  SHAREHOLDERS'
                              OF SHARES   AMOUNT    CAPITAL       EARNINGS   OF SHARES     AMOUNT     INCOME (LOSS)      EQUITY
                              ---------   ------   ----------   -----------  ---------     ------     -------------  -------------
Balance at March 31, 1996...  7,552,120   $75,521  $  131,498   $10,497,472         --           --   $  10,005       $10,714,496

Net loss....................         --        --          --      (368,554)        --           --             --       (368,554)
Equity adjustment from
   foreign currency
   translation..............         --        --          --           --          --          --            (436)          (436)
                                                                                                                      -----------
Total comprehensive loss....         --        --          --           --          --          --              --       (368,990)
Purchase of treasury stock..         --        --          --           --      (5,208)    (46,872)             --        (46,872)
Exercise of stock options,
  including tax benefit of
  $43,660, and purchases
  under employee stock
  purchase plan.............     91,000       910     151,175            --         --           --             --       152,085
Stock issued to purchase
   AudioEase................    181,818     1,818   1,498,182            --         --           --             --     1,500,000
Sale of common stock........      7,853        79      45,598            --         --           --             --        45,677
                              ---------   -------  ----------   -----------  ---------   -----------  ------------    -----------
Balance at March 31, 1997...  7,832,791    78,328   1,826,453    10,128,918     (5,208)     (46,872)         9,569    11,996,396

Net income..................         --        --          --       803,186         --           --             --       803,186

Equity adjustment from
   foreign currency
   translation..............         --        --          --            --         --           --        (16,490)       (16,490)
                                                                                                                      -----------
Total comprehensive income..         --        --          --            --         --           --             --        786,696
Dividends accrued on
   subsidiary preferred              --        --          --      (177,000)        --           --             --       (177,000)
   stock....................

Exercise of stock
   options, including tax
   benefit of $87,705,
   and purchases under
   employee stock
   purchase plan............     57,625       576     264,872            --         --           --             --        265,448

Stock issued to purchase
   20% of PHAST.............    350,814     3,508   1,890,887            --         --           --             --      1,894,395

Sale of common stock........     19,928       200      97,470            --         --           --             --         97,670
                              ---------   -------  ----------   -----------  ---------   -----------  ------------    -----------
Balance at March 31, 1998...  8,261,158    82,612   4,079,682    10,755,104     (5,208)     (46,872)        (6,921)    14,863,605
Net income..................         --        --          --     2,762,892         --           --             --      2,762,892

Equity adjustment from
   foreign currency
   translation..............         --        --          --            --         --           --        (16,412)       (16,412)
                                                                                                                      -----------
Total comprehensive income..                                                                                            2,746,480
Purchase of treasury stock..         --        --          --            --   (496,476)  (4,468,284)            --     (4,468,284)

Cancellation of treasury
   stock....................     (5,208)      (52)    (46,820)           --      5,208       46,872             --             --
Exercise of stock options
  including tax benefit of
  $34.802, and purchases
  under employee stock
  purchase plan.............     58,050       580     254,344            --         --            --            --        254,924
Sale of common stock........    647,974     6,480   5,131,860            --         --            --            --      5,138,340
                              ---------   -------  ----------   -----------  ---------   -----------  ------------    -----------
Balance at March 31, 1999...  8,961,974   $89,620  $9,419,066   $13,517,996   (496,476)  $(4,468,284) $    (23,333)   $18,535,065
                              =========   =======  ==========   ===========  =========   ==========   ============    ===========

                                                    See accompanying notes.

                                             AMX CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED MARCH 31,
                                                                   1997          1998          1999
                                                                -----------   -----------   -----------
OPERATING ACTIVITIES
                                                                -----------   -----------   -----------
Net income (loss).............................................  $  (368,554)  $   803,186   $ 2,762,892
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization...............................      984,780     2,148,805     2,304,063
  Provision (credit) for losses on receivables................      (30,708)      366,000       (40,000)
  Provision (credit) for inventory obsolescence...............      (38,698)       69,698       584,408
  Acquired research and development...........................      980,000           --             --
  Costs associated with acquisition of minority interest......           --     1,526,996            --
  Deferred income taxes.......................................       45,086       (43,365)     (470,879)
  Changes in operating assets and liabilities:
    Receivables...............................................   (2,024,683)   (3,971,835)      519,964
    Inventories...............................................   (1,467,749)   (4,112,244)   (2,571,933)
    Prepaid expenses..........................................     (219,986)     (296,560)     (260,275)
    Accounts payable..........................................    1,235,009       607,787       209,942
    Accrued expenses..........................................      631,281        47,348        73,536
    Income taxes payable......................................     (416,968)      785,785      (357,234)
                                                                -----------   -----------   -----------

Net cash provided by (used in) operating activities...........     (691,190)   (2,068,399)    2,754,484

INVESTING ACTIVITIES

Purchase of property and equipment............................   (3,150,408)   (2,091,191)   (3,233,101)
Investment in capitalized software............................     (253,061)      (22,500)           --
Increase in other assets......................................     (118,979)     (221,473)     (299,384)
Payment to former owner of AudioEase..........................     (180,000)           --            --
Minority interest in PHAST....................................    1,500,000       (25,490)   (1,652,000)
                                                                -----------   -----------   -----------

Net cash used in investing activities.........................   (2,202,448)   (2,360,654)   (5,184,485)

FINANCING ACTIVITIES

Sale of common stock -- net of expenses and exercise of
    stock options.............................................      197,762       363,120     5,393,264
Net purchases of treasury stock...............................      (46,872)           --    (4,468,284)
Net increase (decrease) in line of credit and notes payable...           --     2,215,677    (2,403,437)
Proceeds from long-term debt..................................      187,762            --     5,970,485
Repayments of long-term debt..................................     (211,518)      (46,131)     (422,801)
                                                                -----------   -----------   -----------
Net cash provided by financing activities.....................      127,134     2,532,666     4,069,227

Effect of exchange rate changes on cash.......................         (436)      (16,490)      (16,412)
                                                                -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents..........   (2,766,940)   (1,912,877)    1,622,814

Cash and cash equivalents at beginning of period..............    4,858,759     2,091,819       178,942
                                                                -----------   -----------   -----------
Cash and cash equivalents at end of period....................  $ 2,091,819   $   178,942   $ 1,801,756
                                                                ===========   ===========   ===========

                                            See accompanying notes.

                                 AMX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     AMX Corporation (the "Company") was organized in March 1982 and operates in a single industry. The Company designs and manufactures control and automation systems for both enterprise and consumer applications. These systems are designed to operate as an integrated network over 10,000 different electronic devices The Company sells primarily to dealers and distributors in the United States, Canada, Mexico, Central America, Europe, Australia, the Middle East, and the Far East.

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

CASH EQUIVALENTS

     Cash equivalents include any temporary investments with an initial maturity of three months or less. Cash equivalents currently include bank repurchase obligations with maturities generally of seven days or less.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is generally computed on a currently adjusted standard (which approximates current average costs) or average basis.

DEPRECIATION

     Depreciation of property and equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally using the straight line depreciation method. The estimated lives used in determining depreciation range from 3 to 10 years.

CONCENTRATION OF CREDIT RISK

During the years ended March 31, 1997, 1998, and 1999, the Company realized approximately 27%, 28%, and 30%, respectively, of total revenues from foreign sales and had approximately 32% and 38%, respectively, of trade receivables due from foreign customers at March 31, 1998 and 1999. The Company has operations outside the U.S. in the United Kingdom and Singapore. The net assets of these locations represented 12% and 1%, respectively, of consolidated net assets at March 31, 1999, and 9% and 1%, respectively at March 31, 1998.

     The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible credit losses, which, when realized, have been within the range of management's expectations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The Company adopted FAS 130 in the first quarter of fiscal year 1999. The adoption of FAS 130 had no impact on the Company's consolidated results of operations, financial position or cash flows as its effect is limited to the presentation of additional financial information.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 had no impact on the Company's consolidated results of operations, financial position or cash flows as its effect is limited to the presentation of additional financial information. All prior period amounts have been restated to conform with FAS 131. See footnote 12 for further information.

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

STOCK BASED EMPLOYEE COMPENSATION

     Pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board Opinion No. 25, because, as discussed in Note 10, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use involving employee stock options.

ADVERTISING

     The Company expenses the costs of advertising when incurred. Advertising costs were $492,000, $440,000 and $221,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

     The components of inventories are as follows:

                                                         MARCH 31,
                                                   1998            1999
                                                ----------     -----------
Raw materials.................................. $4,430,081     $ 5,557,286
Work in progress...............................    722,593         788,733
Finished goods.................................  3,980,063       5,358,651
Reserve for obsolescence.......................   (130,000)       (714,408)
                                                ----------     -----------
                                                $9,002,737     $10,990,262
                                                ==========     ===========

3. PROPERTY AND EQUIPMENT

     The general classes of property and equipment are as follows:

                                                   MARCH 31,
                                            1998              1999
                                         -----------      -----------
Equipment, including computers.......... $ 7,128,232      $10,002,248
Furniture and fixtures..................   1,384,464        1,388,754
Leasehold improvements..................     404,016          462,525
Vehicles................................     133,210          119,253
                                         -----------      -----------
                                           9,049,922       11,972,780
Less accumulated depreciation...........   4,702,131        6,278,944
                                         -----------      -----------
                                         $ 4,347,791      $ 5,693,836
                                         ===========      ===========

     Depreciation expense was approximately $816,000, $1,774,000, and $1,887,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

4. DEBT

     The Company has a $5,000,000 revolving line of credit agreement expiring September 30, 1999. At March 31, 1998 there was approximately $2,400,000 outstanding under the line of credit agreement. At March 31, 1999, $5,000,000 was available under this agreement. The line of credit agreement provides for a borrowing base computation based on accounts receivable and inventories. Advances under the line bear interest at the bank's contract rate set at the time of the borrowing, which is comparable to prime. Collateral for the loan consists of a security interest in accounts receivable, inventories, and property and equipment. The agreement requires the maintenance of certain financial ratios and equity levels and restricts payment of dividends.

     The Company obtained a $1,500,000 million note on April 7, 1998 from its primary banking institution to purchase preferred stock described in Note 11. Collateral for this note consists of a security interest in accounts receivable, inventories, and property and equipment. Principal payments of $375,000 are due quarterly, beginning on January 22, 1999, with a final payment due on October 22, 1999. The note bears interest at the bank's contract rate, which is comparable to prime. The outstanding balance at March 31, 1999, was $1,125,000. The note agreement requires the maintenance of certain financial ratios and equity levels.

     On March 31, 1999, the Company obtained a $10,000,000 credit facility from its primary banking institution to be used to repurchase common stock of the Company. Advances against this facility bear interest at the bank's current rate, which is comparable to prime. Collateral for the facility consists of a security interest in accounts receivable, inventories, and property and equipment. At March 31, 1999, approximately $5,500,000 was available under this facility. The loan agreement allows for advances against the facility until September 30, 1999. The principal amount of the loan at that time will be amortized based on a four-year amortization schedule, with payments made quarterly. The remaining unpaid principal balance is due on April 30, 2002. The agreement requires the maintenance of certain financial ratios and equity levels. Based on current market rates, management believes the carrying value of its debt approximates fair value.

     Interest paid amounted to approximately $39,000, $194,000, and $340,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

     Future maturities of long-term debt at March 31, 1999, are as follows:

                          YEAR ENDED MARCH 31:
                 ------------------------------------
                 2000................................ $ 1,684,000
                 2001................................   1,118,000
                 2002................................   2,791,284
                                                      -----------
                                                      $ 5,593,284
                                                      ===========

5.   EMPLOYEE BENEFIT PLANS

     The Company has a noncontributory profit sharing plan that is available to all U.S. employees who are at least 21 years of age and meet certain service requirements. The amount of any contributions to the plan is determined by the Board of Directors and is based on the level of Company earnings before income taxes. Contributions to the plan are allocated among the eligible participants based on the percentage each participant's salary bears to total salaries of all participants. Contributions to the plan for the years ended March 31, 1997, 1998, and 1999, were $240,000, $300,000 and $423,000 respectively.

     The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 15% of their salary subject to statutory limitations. The Company matches the employees' contributions at $0.25 on every dollar to a maximum of 1% of compensation. Company contributions for the years ended March 31, 1997, 1998 and 1999, were $39,300, $53,500, and $77,500 respectively.

     The Company's 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1. For the years ended March 31, 1997, 1998 and 1999, 7,853, 19,928, and 24,454 shares were issued under this plan.

6. INCOME TAXES

     The components of the Company's income tax provision were as follows:

                                                             YEAR ENDED MARCH 31,
                                                      1997         1998           1999
                                                  -----------   -----------    -----------
Federal income taxes:
    Current...................................... $   981,085   $   654,204    $  1,148,499
    Deferred.....................................     45,086       (43,365)      (470,879)
State income taxes...............................     126,000       189,000        111,000
Foreign income taxes.............................     218,875       287,095        477,666
                                                  -----------   -----------    -----------
                                                  $ 1,371,046   $ 1,086,934    $ 1,266,286
                                                  ===========   ===========    ===========

     The income of foreign operations before income taxes for the years ended March 31, 1997, 1998, and 1999 was $589,000, $834,000, and $1,662,000,

respectively.

     Income tax expense differs from amounts computed by applying the U.S. federal statutory tax rate to income before income taxes as follows:

                                                                                  YEAR ENDED MARCH 31,
                                                                           1997           1998            1999
                                                                       -----------    ----------     ------------
Federal income tax at statutory rate.................................  $   340,848    $  642,641     $ 1,369,920
State income tax, net of federal tax benefit.........................       77,265       126,152          71,449
Benefit of income reported through Foreign Sales Corporation.........     (232,078)     (467,569)       (281,600)
Unbenefited/(benefited) losses of foreign subsidiary and rate
   differences.......................................................       21,164        (7,350)        (78,964)
Unbenefited losses of PHAST subsidiary...............................      785,846       305,565              --
Effect of non-deductible goodwill and other intangibles amortization.           --        57,077          78,226
Effect of non-deductible meals and entertainment expenses............       61,900        64,532         115,428
Effect of non-deductible acquired research and development...........      333,200            --              --
Effect of non-deductible costs associated with acquisition
   of minority interest and merger of subsidiary.....................           --       369,838              --
Other................................................................      (17,099)       (3,952)         (8,173)
                                                                       -----------    ----------     ------------
                                                                       $ 1,371,046    $1,086,934     $ 1,266,286
                                                                       ===========    ==========     ===========

     Significant components of deferred tax assets and liabilities are as follows:

                                                                    MARCH 31,
                                                              1998            1999
                                                          -----------     -----------
Deferred tax assets:
   Intangible assets..................................... $    81,708     $    75,541
   PHAST net operating loss carryforward.................   1,352,350       1,352,350
   Inventories...........................................     160,977         415,387
   Bad debts.............................................     173,662         152,149
   Accrued expenses......................................      45,365         207,492
   Inter-company profit in inventory ....................     175,633         170,589
   Other, net............................................       6,959          6,959
                                                          -----------     -----------
                                                            1,996,654       2,380,467
Deferred tax liabilities:
   Transaction fees......................................     (70,300)        (70,300)
   Prepaid expenses......................................     (75,527)        (37,737)
   Capitalized software..................................     (62,631)             --
   Depreciation..........................................          --         (94,854)
   Prepaid expenses......................................    (175,740)       (206,034)
   Other, net............................................      (1,350)         (1,350)
                                                          -----------     -----------
                                                             (385,548)       (410,275)
                                                          -----------     -----------

Valuation allowance......................................  (1,464,143)     (1,352,350)
                                                          -----------     -----------
Net deferred tax asset................................... $   146,963     $   617,842
                                                          ===========     ===========

     Prior year net operating losses totalling $3,615,000 of the Company's PHAST Corporation subsidiary, can be carried forward to offset future taxable income of PHAST through 2012 .

     Cash paid for federal income taxes was approximately $1,586,000, $548,000, and $2,070,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

7. COMMITMENTS AND CONTINGENCIES

         The Company leases various real property and equipment. Under certain leases, the Company is required to pay costs such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under operating leases for the years ended March 31, 1997, 1998, and 1999, was $470,000, $614,000, and $794,000, respectively.

     At March 31, 1999, future minimum payments for non-cancelable operating leases are as follows:

                                 YEAR ENDED MARCH 31:
                                 --------------------
                 2000..........................................  $   872,674
                 2001..........................................      614,869
                 2002..........................................      397,728
                 2003..........................................      311,164
                 2004..........................................      823,168
                 2005 and thereafter...........................       37,961
                                                                 -----------
                                                                 $ 3,057,564
                                                                 ===========

     The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      MARCH 31,
                                                                       1997              1998             1999
                                                                  -------------     -------------    -------------
Numerator:
Net income (loss)...........................................      $    (368,554)    $     803,186    $   2,762,892
Preferred stock dividends, including accretion
   and redemption...........................................                 --          (177,000)              --
                                                                  -------------     -------------    -------------
Net income (loss) applicable to common shareholders.........      $    (368,554)    $     626,186    $   2,762,892
                                                                  =============     =============    =============

Denominator:

Denominator for basic earnings per share -

   Weighted-average shares outstanding......................          7,768,547         8,014,097        8,385,519
Effect of dilutive securities:
Employee stock options......................................            460,510           431,021          602,775
                                                                  -------------     -------------    -------------

Denominator for diluted earnings per share..................          8,229,057         8,445,118        8,988,294
                                                                  =============     =============    =============

Basic earnings (loss) per share.............................      $       (0.05)    $        0.08    $        0.33
                                                                  =============     =============    =============

Diluted earnings (loss) per share...........................      $       (0.04)    $        0.07    $        0.31
                                                                  =============     =============    =============

     Of the total stock options outstanding at March 31, 1997 and 1998, approximately 48,100 and 36,200, shares of stock, respectively, were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

9. ASSET ACQUISITIONS

     In May 1996, the Company acquired 100% of the outstanding stock of SPS International, Inc. dba AudioEase in exchange for 181,818 shares (valued at $1,500,000) of AMX Corporation common stock in a transaction accounted for as a purchase. AudioEase designed, manufactured and marketed hardware and software products for upscale home theater systems, and whole-home audio/video control and distribution systems, as well as other electronic home systems. Including acquisition costs, the total purchase price was $1,760,000. The purchase price was allocated to the fair market value of assets acquired based on an independent valuation commissioned by the Company. Purchased research and development was valued based on an analysis of AudioEase's products under development which resulted in a charge to expense of $980,000, with no related tax benefit. Of the remaining purchase price, $500,000 was allocated to intangibles, including goodwill, with the remainder allocated to the tangible net assets of AudioEase. The intangibles, including goodwill, were being amortized on a straight-line basis over useful lives ranging from 5 - 15 years. However, the unamortized balance of the intangibles of $363,000 was written off when AudioEase was merged into PHAST in November 1997 and AudioEases's operations were moved from Denver to Salt Lake City.

     In June 1996, the Company purchased all of the assets of Camrobotics, Inc. for cash in a transaction accounted for as a purchase. Of the total purchase price of $334,000, $250,000 was allocated to purchased research and development expense and the remainder was allocated to the net assets of Camrobotics, Inc.

10.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

     In January 1999, the Company sold 630,520 shares of common stock to its now Chairman of the Board in private placement for $5.0 million in cash. The share price used for this transaction was obtained from the average closing price of the Company's common stock for the last ten trading days before and including the purchase date.

     In March 1999, the Company repurchased approximately 500,000 shares of its common stock from an existing shareholder for $4.5 million. This repurchase was financed with the proceeds of the $10 million credit facility described in Note
4. The share price used for this transaction was obtained from using the average closing price of the stock for the ten days prior to the announcement of the transaction.

     The Company has four stock-based compensation plans outstanding, which are described below. No compensation cost is recognized for its fixed option plans because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant. The 1993 Stock Option Plan, as amended, authorized the granting of options for up to 1,452,544 shares of common stock. All options have a term of ten years and vest over a four year period. There are no options available for grant under this plan.

     In September 1995, the Company approved the 1995 Stock Option Plan and the 1995 Director Stock Option Plan. Under the 1995 Stock Option Plan, the Company may grant options for up to 1,000,000 shares of common stock. All options have a term of ten years and vest over a four-year period. The 1995 Director Stock Option Plan authorized the granting of stock options for up to 250,000 shares to non-employee directors. All options granted under this plan are fully vested and have a term of ten years.

     In April 1999, the Company and its shareholders approved the 1999 Equity Incentive Plan. Under this plan, the Company may grant options for up to 3,000,000 shares of common stock. These options have a term of ten years and vest over a four year period.

     A summary of the status of the Company's plans is presented below:


                                                                                              WEIGHTED
                                                                                               AVERAGE

                                                                                               EXERCISE

                                                                             SHARES            PRICE
                                                                           -----------     -------------
           Outstanding at March 31, 1996.................................      957,080        $     2.67
              Options granted............................................      153,250              6.58
              Options exercised..........................................      (91,000)             1.19
              Options canceled...........................................     (102,300)             3.30
                                                                           -----------

           Outstanding at March 31, 1997                                       917,030              3.40
              Options granted............................................      343,850              6.07
              Options exercised..........................................      (57,625)             3.08
              Options canceled...........................................      (65,075)             6.46
                                                                           -----------

           Outstanding at March 31, 1998.................................    1,138,180              4.04
              Options granted............................................      489,958              6.10
              Options exercised..........................................      (58,050)             3.79
              Options canceled...........................................      (55,653)             6.36
                                                                           ===========

           Outstanding at March 31, 1999.................................    1,514,435           $  4.63
                                                                           ===========

           Available for granting in future periods at March 31, 1999....      334,620
                                                                           ===========

     The following table summarizes information about stock options outstanding under the plans as of March 31, 1999:


                                   OPTIONS            WEIGHTED                              OPTIONS
                               OUTSTANDING AT         AVERAGE             WEIGHTED        EXERCISABLE AT       WEIGHTED
  RANGE OF EXERCISE PRICES        3/31/99            REMAINING            AVERAGE            3/31/99           AVERAGE
                                                  CONTRACTUAL LIFE     EXERCISE PRICE                       EXERCISE PRICE
----------------------------  ----------------   -----------------    ----------------   ----------------  -----------------

$0.895 to $2.07............       541,880           5.5 years              $1.62              466,880           $1.58
$5.50 to $9.00.............       972,555           8.5 years               6.32              255,839            6.95
                              ----------------                                           ----------------
$0.895 to $9.00............     1,514,435           7.4 years              $4.64              722,719           $3.48
                              ================                                           ================

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 1997, 1998 and 1999, respectively: dividend yield of 0% for all periods; expected volatility of 54.2%, 42.6%, and 54.1%; risk-free interest rate of 6.36%, 4.97% and 5.90%; and expected lives of 6 years for all periods.

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

     For purposes of pro forma disclosures the estimated fair value of stock-based compensation and other options is amortized to expense over the vesting period. The Company's pro forma net income (loss) and net income (loss) per share is as follows:


                                                                            YEAR ENDED MARCH 31,
                                                                1997                 1998                1999
                                                          ----------------    -----------------   -----------------
Net income (loss)......................   As reported      $   (368,554)      $     803,186       $   2,762,892
                                          Pro forma        $   (592,966)      $     421,367       $   2,037,459

Net income applicable to common                                      --                                      --
     shareholders......................   As reported                         $     626,186
                                          Pro forma                  --       $     244,367                  --

Basic earnings (loss) per share .......   As reported      $     (0.05)       $       0.08        $     0.33
                                          Pro forma        $     (0.08)       $       0.03        $     0.24

Diluted earnings (loss) per share .....   As reported      $     (0.04)       $     0.07          $     0.31
                                          Pro forma        $     (0.07)       $     0.03          $     0.23


     The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

     The weighted-average fair value of options granted under the options plans during 1997, 1998, and 1999 was $3.86, $3.07, and $3.51, respectively.

11. PHAST CORPORATION

     In August 1995, the Company formed its then 51% owned subsidiary, PHAST Corporation ("PHAST"), then a start-up company that designs and manufactures home automation systems for the residential market, and provided PHAST $1,115,000 to fund its first year of operations.

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

     In July 1997, the Company acquired 7,322 shares of common stock of PHAST Corporation ("PHAST"), representing 29% of the stock of its subsidiary. The Company had held 51% of the common stock of PHAST since its formation in August 1995. The shares were purchased from Scott D. Miller, the Company's chairman, for $25,000 in cash. The Company also granted Mr. Miller the right to require the Company to purchase his 14,750 shares of preferred stock in PHAST for a per share purchase price of $100 (which was the liquidation preference of the preferred stock), or an aggregate purchase price of $1,475,000, plus accrued but unpaid dividends, at any time from April 1, 1998 through March 31, 1999. In connection therewith, the option granted to the Company in March 1997 to purchase such preferred stock from the chairman was terminated. In April 1998, the Company purchased the preferred stock for $1,475,000. This purchase was financed with the proceeds of the note described in Note 4.

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

     As a result of the financial commitment made to PHAST, the Company's consolidated financial statements for the fiscal years ended March 31, 1997 and 1998 include $2,311,312 and $2,748,409, respectively, of net losses from PHAST (excluding merger and acquisition-related expenses), which represent 100% of PHAST's losses.

12. SEGMENT AND RELATED INFORMATION

     The Company is engaged in one line of business: the design, manufacture, and distribution of systems that allow control of electronic equipment and the distribution of information from the internet to these devices. International sales which include export sales and sales from foreign operations, account for a significant portion of the Company's revenues. Certain financial information by geographic area is provided in the table below based on the location of the Company's facilities


                                                                                YEAR ENDED MARCH 31,
                                                                      1997              1998              1999
                                                                 ------------       ------------      ------------
Revenues from unaffiliated customers:
   United States                                                 $ 37,567,937       $ 52,997,275      $ 61,974,842
   United Kingdom                                                   3,654,427          5,061,004         6,723,142
   Singapore                                                          234,178            706,239           575,427
                                                                 ------------       ------------      ------------

Consolidated                                                     $ 41,456,542       $ 58,764,518      $ 69,273,411
                                                                 ============       ============      ============

Operating income
   United States                                                 $    144,129       $  1,101,326      $  2,665,431
   United Kingdom                                                     579,993            792,748         1,510,129
   Singapore                                                            3,351             30,928           138,892
                                                                 ------------       ------------      ------------

Consolidated                                                     $    727,473       $  1,925,002      $  4,314,452
                                                                 ============       ============      ============



Identifiable assets:
   United States                                                 $ 17,572,249       $ 23,081,091      $ 27,431,780
   United Kingdom                                                   2,057,711          3,098,124         3,910,935
   Singapore                                                          110,687            148,700           166,114
                                                                 ------------       ------------      ------------

Consolidated                                                     $ 19,740,647       $ 26,327,915      $ 31,508,829
                                                                 ============       ============      ============

     The information presented above may not be indicative of results if the geographic areas were independent organizations. Inter-company transactions are made at established transfer prices.

     Export sales from the Company's U.S. operations to unaffiliated customers were as follows:


                                                                                YEAR ENDED MARCH 31,
                                                                      1997              1998              1999
                                                                 -------------      ------------     -------------
Americas.....................................................    $     685,000      $  1,720,000     $   2,582,000
Asia and the Pacific Rim.....................................        1,437,000         2,795,000         2,549,000
Australia....................................................        1,122,000         1,333,000         1,340,000
Europe                                                               4,797,000         7,980,000         9,062,000
Middle East and Africa.......................................          608,000           804,000           839,000
                                                                 -------------      ------------     -------------
                                                                 $   8,649,000      $ 14,632,000     $  16,372,000
                                                                 =============      ============     =============