Form 10-Q
period 1999-06-30
AMX CORP
filed 1999-08-13
CIK 944248

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999

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


COMMON STOCK, $0.01 PAR VALUE                      8,513,576
       (Title of Each Class)     (Number of Shares Outstanding at July 30, 1999)

                                 AMX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX

                                                                                      PAGE NUMBER
PART I.   FINANCIAL INFORMATION (UNAUDITED)

Item 1.   Consolidated Balance Sheets at June 30, 1999 and March 31, 1999                  3

          Consolidated Statements of Operations for the Three Months Ended
          June 30, 1999 and 1998                                                           5

          Consolidated Statements of Cash Flows for the Three Months ended
          June 30, 1999 and 1998                                                           6

          Notes to Consolidated Financial Statements                                       7

Item 2.   Management's Discussion and Analysis of Financial Condition and                  9
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      14

Part II.  Other Information

Item 1.   Legal Proceedings                                                               15

Item 4.   Submission of Matters to a Vote of Security Holders                             15

Item 6.   Exhibits and Reports on Form 8-K                                                15

          SIGNATURES                                                                      16

                                                  AMX CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                       ASSETS

                                                                                        JUNE 30, 1999    MARCH 31, 1999
                                                                                        -------------    --------------
Current assets:
   Cash and cash equivalents .........................................................   $   468,629       $ 1,801,756
   Receivables - trade and other, less allowance for doubtful accounts
       of $468,000 for June 30, 1999 and $420,000 for March 31, 1999 .................    10,758,540         9,796,261
   Inventories .......................................................................    11,299,101        10,990,262
   Prepaid expenses ..................................................................     1,625,114         1,028,767
   Deferred income tax ...............................................................       708,805           708,805
                                                                                         -----------       -----------

Total current assets .................................................................    24,860,189        24,325,851

Property and equipment, at cost, net .................................................     6,205,764         5,693,836
Capitalized software .................................................................       466,568               --

Deposits and other ...................................................................       424,095           732,826
Goodwill, less accumulated amortization of $432,000 for June 30, 1999
       and $370,000 for March 31, 1999 ...............................................       694,383           756,316
                                                                                         -----------       -----------

Total assets .........................................................................   $32,650,999       $31,508,829
                                                                                         ===========       ===========

                                 AMX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    JUNE 30, 1999      MARCH 31, 1999
                                                                    -------------      --------------
Current liabilities:
   Accounts payable ............................................     $  4,617,221      $  4,076,799
   Line of credit and notes payable ............................          650,000            --
   Current portion of long-term debt ...........................        1,585,000         1,684,000
   Accrued compensation ........................................        1,165,971         1,504,118
   Accrued sales commissions ...................................          735,870           667,051
   Accrued dealer incentives ...................................          219,000           442,561
   Other accrued expenses ......................................          349,992           212,354
   Income taxes payable ........................................          497,635           386,634
                                                                     ------------      ------------

Total current liabilities ......................................        9,820,689         8,973,517

Deferred income taxes ..........................................           90,963            90,963

Long-term debt .................................................        3,633,284         3,909,284

Commitments and contingencies

Shareholders' equity :
Preferred stock, $0.01 par value
   Authorized shares - 10,000,000
   Issued shares - none ........................................             --                --
   Common stock, $0.01 par value:
       Authorized shares -- 40,000,000
       Issued shares -- 8,983,029 for June 30, 1999 and 8,961,974
       for March 31, 1999 ......................................           89,830            89,620
   Additional paid-in capital ..................................        9,546,440         9,419,066
   Retained earnings ...........................................       13,908,549        13,517,996
   Less treasury stock (496,476 shares) ........................       (4,468,284)       (4,468,284)
    Accumulated other comprehensive income (loss) ..............           29,528           (23,333)
                                                                     ------------      ------------

Total shareholders' equity .....................................       19,106,063        18,535,065
                                                                     ------------      ------------

Total liabilities and shareholders' equity .....................     $ 32,650,999      $ 31,508,829
                                                                     ============      ============

                             See accompanying notes.

                                 AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        THREE MONTHS ENDED JUNE 30,
                                           1999             1998
                                        -----------     -----------
Enterprise system sales ...........     $13,516,003     $12,217,023
Consumer system sales .............       4,515,521       3,060,378
                                        -----------     -----------

   Net sales ......................      18,031,524      15,277,401
Cost of sales .....................       7,984,049       6,838,289
                                        -----------     -----------

   Gross profit ...................      10,047,475       8,439,112
Selling and marketing expenses ....       6,620,096       5,553,595
Research and development expenses..       1,248,788         865,351
General and administrative
   expenses........................       1,515,439       1,212,504
                                        -----------     -----------

   Operating income ...............         663,152         807,662
Interest expense ..................         111,982          80,772
Other income, net .................          27,710          32,228
                                        -----------     -----------
Income before income taxes ........         578,880         759,118

Income tax provision ..............         188,327         247,927
                                        -----------     -----------

Net income ........................     $   390,553     $   511,191
                                        ===========     ===========

Basic earnings  per share .........     $      0.05     $      0.06
                                        ===========     ===========

Diluted earnings per share ........     $      0.04     $      0.06
                                        ===========     ===========

                             See accompanying notes.

                                                  AMX CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                             1999            1998
                                                                         -----------      -----------
OPERATING ACTIVITIES
Net income .........................................................     $   390,553      $   511,191
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization ...................................         707,507          487,596
   Provision for losses on receivables .............................          48,000          188,779
   Provision for inventory obsolescence ............................            --             15,000
   Changes in operating assets and liabilities:
       Receivables .................................................      (1,010,279)        (823,424)
       Inventories .................................................        (308,839)      (1,312,018)
       Prepaid expenses ............................................        (596,347)          42,904
       Accounts payable ............................................         540,422          853,963
       Accrued expenses ............................................        (355,251)        (400,756)
       Income taxes payable ........................................         111,001         (131,549)
                                                                         -----------      -----------

Net cash used in operating activities ..............................        (473,233)        (568,314)

INVESTING ACTIVITIES
Purchase of property and equipment .................................      (1,157,502)        (446,344)
Capitalized software costs .........................................        (466,568)            --
Decrease in other assets ...........................................         308,731           46,990
Minority interest in PHAST .........................................            --         (1,652,000)
                                                                         -----------      -----------

Net cash used in investing activities ..............................      (1,315,339)      (2,051,354)

FINANCING ACTIVITIES
Sale of common stock -- net of expenses and exercise of stock
  options...........................................................         127,584           46,980
Net increase in line of credit .....................................         650,000        1,269,947
Proceeds from long-term debt .......................................            --          1,500,000
Repayments of long-term debt .......................................        (375,000)         (13,027)
                                                                         -----------      -----------

Net cash provided by financing activities ..........................         402,584        2,803,900

Effect of exchange rate changes on cash ............................          52,861           (8,422)
                                                                         -----------      -----------
Net increase (decrease) in cash and cash equivalents ...............      (1,333,127)         175,810

Cash and cash equivalents at beginning of period ...................       1,801,756          178,942
                                                                         -----------      -----------

Cash and cash equivalents at end of period .........................     $   468,629      $   354,752
                                                                         ===========      ===========

                             See accompanying notes.

                                 AMX CORPORATION
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, are unaudited (except for the March 31, 1999 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  JUNE 30
                                                            1999           1998
                                                         -----------    -----------
Numerator:
Net income                                               $   390,553    $   511,191
                                                         ===========    ===========
Denominator:
Denominator for basic earnings per share -
   Weighted-average shares outstanding................     8,473,561      8,260,046
Effect of dilutive securities:
Employee stock options................................       774,563        614,714
                                                         -----------    -----------

Denominator for diluted earnings per share............     9,248,124      8,874,760
                                                         ===========    ===========

Basic  earnings per share.............................   $      0.05    $      0.06
                                                         ===========    ===========

Diluted  earnings per share...........................   $      0.04    $      0.06
                                                         ===========    ===========

3.  Inventories

The components of inventories are as follows:

                                                     JUNE 30, 1999        MARCH 31, 1999
                                                     -------------        --------------
Raw materials                                         $  5,575,921         $  5,557,286
Work in progress                                           851,998              788,733
Finished goods                                           5,060,712            5,358,651
Less reserve for obsolescence                            (189,530)            (714,408)
                                                      ------------         ------------
Total                                                 $ 11,299,101         $ 10,990,262
                                                      ============         ============


4.  Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 1999, and 1998 are as follows:

                                                         1999               1998
                                                      ----------         ----------
Net income                                            $  390,553         $  511,191
Foreign currency translation adjustments                  52,861             (8,428)
                                                      ----------         ----------
Comprehensive income                                  $  443,414         $  502,763
                                                      ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in AMX Corporation's ("AMX or the "Company") 1999 Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

FORWARD LOOKING INFORMATION

     Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. Among such factors are: industry concentration and the Company's dependence on major customers, competition, risks associated with international operations and entry in to new markets, government regulation, variability in operating results, general business and economic conditions, customer acceptance of any demand for the Company's new products, the Company's overall ability to design, test, and introduce new products on a timely basis, reliance on third parties, the Company's ability to manage change, dependence on key personnel, dependence on information systems and changes in technology. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

OVERVIEW

         AMX designs, develops, manufactures and markets equipment designed to utilize broadband information. This utilization is provided by the Company's integrated control systems that enable end users to retrieve, store, and narrowcast Internet information to non-PC devices. The Company's WebLinx software also provides the flexibility of allowing the end user to control a system via the internet from any remote location. The Company's control systems are comprised of a central controller, a user-interface and a control card that communicates with a device linked to the system. This configuration is scalable from one room control, to whole-home control, to entire campus control. Principally, these systems allow the end user to operate in a single environment a broad range of electronic and programmable equipment. The number of devices that the Company's systems can control exceeds 20,000. These numerous devices include video equipment, audio equipment, lighting equipment, heating and air-conditioning equipment, camera equipment, and security systems.

         The Company's control systems are utilized in both consumer and enterprise settings. The consumer applications are currently primarily comprised of whole-home automation systems, usually installed in upscale residences. The Company has just introduced several new products that utilize the same system approach, but are limited to single room automation, which would contain an entertainment venue. These systems will allow the data, video and audio content brought to the home by broadband access to be distributed to the entertainment devices contained within the home. This distribution of information can be contoured by each end user (narrowcasted) to their particular needs or wants. On a larger level, this content can also be used to control the home automatically. The consumer applications are broad in focus, primarily used in board rooms, training rooms, and auditoriums. However, because of the flexibility in design and ease of use, these systems are also installed in a number of sport facilities, theme parks, museums, and other settings which require the control of a wide variety of electronic equipment.

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

         The Company's current products are sold to dealers (typically audio/visual installer and integrators) or to distributors in the international market. The Company principally relies on these 1,600 dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of exclusive distributors dealers to distribute its products. Because of the increase in broadband access to the home, the Company has recognized the potential of the increase in the consumer market for its products. Accordingly, the Company will focus on adding a new distribution channel which will provide its equipment in an easy to install configuration that will parallel the increase of the distribution of information to the home via broadband access. Also, in conjunction with the Company's focus on its Internet applications and service, the Company has put before the shareholders for vote a proposal to change the Company's name to Panja Inc. This vote will take place at the annual shareholders' meeting on September 3, 1999.

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

         RESULTS OF OPERATIONS

         The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month periods ended June 30, 1999 and 1998:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           1999          1998
                                                           ----          ----
Enterprise system sales                                     75.0%         80.0%
Consumer system sales                                       25.0          20.0
                                                           -----         -----
         Net sales                                         100.0         100.0

Cost of sales                                               44.3          44.8
                                                           -----         -----

Gross profit                                                55.7          55.2

Selling and marketing expenses                              36.7          36.4
Research and development expenses                            6.9           5.7
General and administrative expenses                          8.4           7.9
                                                           -----         -----

         Operating income                                    3.7           5.2

Interest expense                                             0.6           0.5
Other income                                                 0.1           0.2
                                                           -----         -----

Income before income taxes                                   3.2           4.9
Income taxes                                                 1.0           1.6
                                                           -----         -----
Net income                                                   2.2           3.3
                                                           =====         =====


THREE MONTHS ENDED JUNE 30, 1999 RESULTS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 (ALL REFERENCES ARE TO FISCAL YEARS)

         Because of the new focus on the development of devices that extend the internet beyond the PC, the Company has begun to segregate revenue based on the enterprise and the consumer dealers to which it sells. The enterprise category includes the Company's OEM sales, and the sales of its Synergy product. The consumer category includes systems sales into the residential market place from both AMX, the parent company, and PHAST Corporation, a wholly owned subsidiary. Sales into the International market from AMX are all considered enterprise sales, while all sales from PHAST are considered to be consumer sales.

         Overall, the Company's revenue increased 18% compared to the same quarter last year. While Enterprise sales grew 11% during the first quarter, the growth of the markets comprising these sales were drastically different. OEM sales increased 68% over last year, Commercial sales grew 34%, Synergy sales were the same as last year, and International sales decreased 22% over last year. International sales were adversely affected by the large amount of sales in the fourth quarter of the previous fiscal year. OEM sales growth was aided by large orders from a new customer.

         The Company is focused on improving its gross margins, particularly in its PHAST subsidiary. This improvement is expected to come as a result of increasing sales volume, which will allow PHAST to absorb overhead more efficiently. Also, the Company is using outside manufacturing sources more predominantly. This outsourcing will allow it to sustain its growth without the need to expand its current manufacturing space and increase overhead. However, despite these efforts, gross margins only improved slightly over the previous year during the first quarter. This improvement was mostly a result of the reduction in cost of sales at PHAST, where material costs were lowered by .5% of its revenue. The Company shipped several new products during the quarter which are targeted at a lower price market and as a result, achieve a lower gross margin. These new products had a slight effect during the quarter of offsetting the gains in manufacturing efficiencies, all of which resulted in only a slight reduction in cost of sales as a percentage of sales in the quarter compared to last year.

         The Company has significantly increased its product development efforts in order to design the software which allows the distribution of internet information to non-PC devices. The Company is also committed to providing a better marketing effort to communicate the benefits of its new products to its existing distribution channel, and the development of new distribution channels. As a result, operating expenses were 2.0% higher as a percentage of sales this quarter than the previous year. Of this increase, 1.3% was attributable to the Company's increase in its spending for research and development expenses. This increase would have been greater except that the Company capitalized $467,000 in costs attributable to its WebLinx software. Selling expenses and General & Administrative expenses grew only slightly as a percentage of sales compared to last year.

         The Company's effective tax rate remained at 33%, the same as last year.

LIQUIDITY AND CAPITAL RESOURCES

         For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations and borrowings from its line of credit. In the three months ended June 30, 1999, the Company used $473,000 of cash in operations and borrowings from its line of credit. The Company spent $1.2 million for equipment, primarily for the purchase of computers and furniture for new offices and training facilities at PHAST. Additionally, the Company capitalized $467,000 in costs associated with the development of its WebLinx software.

         The Company has a $5.0 million revolving line of credit agreement that expires on September 30, 1999. It is expected that this line of credit will be renewed at that time. The line of credit provides for interest at the bank's contract rate, which is expected to approximate the prime rate. At June 30, 1999, $650,000 was outstanding under the revolving loan agreement.

         The Company expects to spend approximately $4.0 million for capital expenditures in fiscal 2000.

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

CONTINGENCIES

         The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

YEAR 2000

     Some computers and other equipment are operated and controlled by software code in which calendar year data is abbreviated to only two digits. As a result of this design flaw, some of these systems could fail to produce correct results beginning on January 1, 2000, if the year indicator "00" is interpreted to designate the year 1900 rather than the year 2000. This problem with software design as well as embedded technology such as microcontrollers is commonly referred to as the "Year 2000" issue. The Company uses a variety of software products to operate its business, and the Company's products contain software and embedded technology that are used in the operation of the products, all of which could be affected by the Year 2000 issue.

     STATE OF READINESS

     The Company has developed and has completed a majority of its plan to address the problems involved with the Year 2000 issues. The plan is focused on four areas: the Company's internal software and hardware, the Company's products, the Company's suppliers, and the equipment that supports the Company's infrastructure.

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

     The Company has addressed Year 2000 issues in the engineering of its products. The Company believes that there will be minimal product failures by the Company's products as a result of the Year 2000 issues and such failures are not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. However, many of the Company's products interface with systems and products of other manufacturers, and, as a result, a system of which the Company's products comprise a portion may fail through no fault of the Company's. The Company may be requested to remedy the issue because of the integration of its equipment in these systems.

     The Company relies on over 300 manufacturers and suppliers to provide parts and equipment that are integrated during the manufacturing of the Company's products. Because of the reliance on obtaining these products in order to manufacture the Company's products, it is important for the Company to ascertain these suppliers' ability to operate their businesses on January 1, 2000. As of June 30, 1999, all of these manufacturers and suppliers have been contacted by the Company and asked to respond to a questionnaire that will indicate their readiness to the Year 2000 issues. The majority of these suppliers have responded and provided assurances that their systems are compliant with the Year 2000. Based on the relative size and sophistication of the supplier, and the critical nature of the part to the Company's products, several on-site visits have been made to certain suppliers to provide greater assurances of their readiness.

     Finally, the Company has inspected the many systems that provide support to the infrastructure of its operations. These systems include phone systems, security systems, air conditioning equipment, machinery and other related equipment that are used in the Company's physical operations, and outside service contractors that provide payroll processing, claims processing, and banking services to the Company. Responses and warranties have been received by the manufacturers of the equipment and by the service providers. Based on these responses, it is the Company's belief that there will be no material operational issues with its infrastructure systems.

     COSTS

     Based on the analysis and efforts completed so far, the Company believes that the costs it will incur to address Year 2000 issues will not exceed $50,000. To date, the Company has spent approximately $35,000 on these efforts and the remaining costs are covered in the normal operating plan of the Company for the fiscal year 2000. Personnel costs associated with the implementation and completion of the plan are also covered in the normal operations of the Company.

     RISK OF YEAR 2000 ISSUES AND CONTINGENCY PLANS

     The Company believes its products will suffer minimal impact from the Year 2000 issue, and that the Company's software that comprises a portion of the Company's products is more likely than not free from any Year 2000 issues. It is the Company's belief that the most reasonably likely worst case scenario is that the Company's critical suppliers will not have adequately addressed Year 2000 issues. The Company's contingency plan for this is to seek new suppliers. Because of the bidding process the Company currently uses in purchasing its materials, the Company believes that it will not be difficult to find additional sources of its raw materials. However, because of the inherent complexities involved in Year
2000 issues, the Company may find that its costs of these materials exceeds its current costs, and as a result its results of operations may be adversely affected by this course of events. However, it is the Company's belief at this time that any effect on the Company's costs of doing business and results of operations will not be material. This belief may change as the Company's analysis continues.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 1999 until June 30, 1999, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission on June 29, 1999 (file no. 0-26924).

                                 AMX CORPORATION
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of AMX Corporation was held on April 5, 1999, to consider one item of business. The matter brought before the shareholders was to approve the Company's 1999 Equity Incentive Plan.
The voting results are as follows:

                                         FOR        AGAINST     ABSTAIN

1999 Equity Incentive Plan            5,487,471     501,375      32,870


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         3.1 Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, File No. 333-2202).

         3.2 Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q, for the period ended September 30, 1997, file no. 0-26924).


         +27.1    Financial Data Schedule.

b.       Reports on Form 8-K

         Current Report on Form 8-K dated March 31, 1999 and filed April 6, 1999 regarding a press release (Item 5).


-------------------------
*    Filed herewith.

                                 AMX CORPORATION
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMX Corporation



Date:  August 13, 1999           By:   /s/ David E. Chisum
                                     ------------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)