Form 10-Q
period 1999-09-30
PANJA INC
filed 1999-11-15
CIK 944248

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the quarterly period ended September 30,1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from ______ to ________

                         Commission File Number 0-26924


                                   PANJA INC.
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

                                 AMX CORPORATION
                           (former name of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

COMMON STOCK, $0.01 PAR VALUE                              8,561,612
    (Title of Each Class)              (Number of Shares Outstanding at October 31, 1999)

                                   PANJA INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                            PAGE NUMBER
PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Balance Sheets at September 30, 1999 and March 31, 1999             3

                Consolidated Statements of Operations for the Three and Six Months               5
                Ended September 30, 1999 and 1998

                Consolidated Statements of Cash Flows for the Six Months ended                   6
                September 30, 1999 and 1998

                Notes to Consolidated Financial Statements                                       7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results          9
                of Operations

Item 3.         Quantitative and Qualitative Disclosure about Market Risk                        15

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                16

Item 4.         Submission of Matters to a Vote of Security Holders                              16

Item 6.         Exhibits and Reports on Form 8-K                                                 16

                SIGNATURES                                                                       18

                                   PANJA INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                          SEPTEMBER 30,   MARCH 31,
                                                                              1999          1999
                                                                          ------------  -----------
Current assets:
   Cash and cash equivalents ..........................................   $ 1,060,294   $ 1,801,756
   Receivables - trade and other, less allowance for doubtful accounts
     of $384,000 for September 30, 1999 and $420,000 for March 31, 1999    11,598,197     9,796,261
   Inventories ........................................................    12,340,543    10,990,262
   Prepaid expenses ...................................................     2,397,068     1,028,767
   Deferred income tax ................................................       708,805       708,805
                                                                          -----------   -----------

Total current assets ..................................................    28,104,907    24,325,851

Property and equipment, at cost, net ..................................     6,554,823     5,693,836

Capitalized software ..................................................       818,092          --

Deposits and other ....................................................       303,071       732,826

Goodwill, less accumulated amortization of $494,000 for September 30,
       1999 and $370,000 for March 31, 1999............................       632,449       756,316
                                                                          -----------   -----------

Total assets ..........................................................   $36,413,342   $31,508,829
                                                                          ===========   ===========

                                   PANJA INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        SEPTEMBER 30,     MARCH 31,
                                                                            1999            1999
                                                                        ------------    ------------
Current liabilities:
   Accounts payable .................................................   $  4,763,887    $  4,076,799
   Line of credit and notes payable .................................      3,700,000            --
   Current portion of long-term debt ................................      1,585,158       1,684,000
   Accrued compensation .............................................      1,097,761       1,504,118
   Accrued sales commissions ........................................        875,143         667,051
   Accrued dealer incentives ........................................        368,000         442,561
   Other accrued expenses ...........................................        395,428         212,354
   Income taxes payable .............................................        251,549         386,634
                                                                        ------------    ------------

Total current liabilities ...........................................     13,036,926       8,973,517

Deferred income taxes ...............................................         90,963          90,963

Long-term debt ......................................................      3,258,124       3,909,284

Commitments and contingencies

Shareholders' equity :
   Preferred stock, $0.01 par value
   Authorized shares - 10,000,000
   Issued shares - none .............................................           --              --
   Common stock, $0.01 par value:
       Authorized shares-- 40,000,000
       Issued shares-- 9,056,168 for September 30, 1999 and
       8,961,974 for March 31, 1999 .................................         90,562          89,620
   Additional paid-in capital .......................................     10,208,984       9,419,066
   Retained earnings ................................................     14,195,933      13,517,996
   Less treasury stock (496,476 shares) .............................     (4,468,284)     (4,468,284)
   Accumulated other comprehensive income (loss) ....................            134         (23,333)
                                                                        ------------    ------------

Total shareholders' equity ..........................................     20,027,329      18,535,065
                                                                        ------------    ------------

Total liabilities and shareholders' equity ..........................   $ 36,413,342    $ 31,508,829
                                                                        ============    ============

                             See accompanying notes.

                                   PANJA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                           1999          1998         1999          1998
                                                       -----------   -----------   -----------   -----------
Enterprise system sales ............................   $16,044,262   $15,454,340   $29,559,997   $27,671,363
Residential system sales ...........................     5,152,693     3,414,480     9,668,483     6,474,858
                                                       -----------   -----------   -----------   -----------

   Net sales .......................................    21,196,955    18,868,820    39,228,480    34,146,221
Cost of sales ......................................     9,515,581     8,816,743    17,499,631    15,655,031
                                                       -----------   -----------   -----------   -----------

   Gross profit ....................................    11,681,374    10,052,077    21,728,849    18,491,190

Selling and marketing expenses .....................     7,687,664     5,780,481    14,307,760    11,343,910
Research and development expenses ..................     1,620,383     1,037,785     2,869,171     1,903,136
General and administrative expenses ................     1,809,800     1,426,734     3,325,239     2,629,405
                                                       -----------   -----------   -----------   -----------

   Operating income ................................       563,527     1,807,077     1,226,679     2,614,739

Interest expense ...................................       173,340       116,605       285,321       195,493
Other income, net ..................................        20,359          --          48,068        30,344
                                                       -----------   -----------   -----------   -----------

Income  before income taxes ........................       410,546     1,690,472       989,426     2,449,590
Income tax provision ...............................       123,163       524,607       311,488       772,536
                                                       -----------   -----------   -----------   -----------

Net income .........................................   $   287,383   $ 1,165,865   $   677,938   $ 1,677,054
                                                       ===========   ===========   ===========   ===========
Basic earnings  per share ..........................   $      0.03   $      0.14   $      0.08   $      0.20
                                                       ===========   ===========   ===========   ===========
Diluted earnings  per share ........................   $      0.03        $.0.13   $      0.07   $      0.19
                                                       ===========   ===========   ===========   ===========

                             See accompanying notes

                                   PANJA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                                            1999            1998
                                                                        ------------      ------------
OPERATING ACTIVITIES
Net income ..........................................................   $   677,938       $ 1,677,054
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ....................................     1,538,535         1,066,280
   Provision for losses on receivables ..............................       (36,000)          168,213
   Provision for inventory obsolescence .............................      (392,342)           30,000
   Changes in operating assets and liabilities:
       Receivables ..................................................    (1,765,936)       (1,772,001)
       Inventories ..................................................      (957,939)       (1,516,524)
       Prepaid expenses .............................................    (1,368,301)         (658,232)
       Accounts payable .............................................       687,088         1,793,040
       Accrued expenses .............................................       (89,752)          263,168
       Income taxes payable .........................................      (135,085)          257,657
                                                                        -----------       -----------

Net cash provided by (used in) operating activities .................    (1,841,794)        1,308,655

INVESTING ACTIVITIES
Purchase of property and equipment ..................................    (2,275,655)       (1,228,734)
Investment in capitalized software ..................................      (818,092)               --
Decrease in other assets ............................................       429,755           108,233
Minority interest in PHAST ..........................................            --        (1,652,000)
                                                                        -----------       -----------

Net cash used in investing activities ...............................    (2,663,992)       (2,772,501)

FINANCING ACTIVITIES
Sale of common stock,  net of expenses and exercise of stock options        790,859           127,392
Net increase in line of credit ......................................     3,700,000           419,947
Proceeds from long-term debt ........................................            --         1,500,000
Repayments of long-term debt ........................................      (750,002)         (121,908)
                                                                        -----------       -----------

Net cash provided by financing activities ...........................     3,740,857         1,925,431

Effect of exchange rate changes on cash .............................       .23,467           (12,283)
                                                                        -----------       -----------
Net increase (decrease) in cash and cash equivalents ................      (741,462)          449,302

Cash and cash equivalents at beginning of period ....................     1,801,756           178,942
                                                                        -----------       -----------

Cash and cash equivalents at end of period ..........................   $ 1,060,294       $   628,244
                                                                        ===========       ===========


                             See accompanying notes

                                   PANJA INC.
                   Notes to Consolidated Financial Statements

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

Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended                Six Months Ended
                                                      September 30,                     September 30,
                                                   1999            1998             1999            1998
Numerator:
Net income                                        $ 287,383     $ 1,165,865        $ 677,938     $ 1,677,054
                                                  =========     ===========        =========     ===========
Denominator:
Denominator for basic earnings per share -
   Weighted-average shares outstanding ........   8,530,104       8,281,677        8,501,833       8,270,862
Effect of dilutive securities:
Employee stock options ........................   1,427,271         409,946        1,100,917         512,330
                                                  ---------     -----------        ---------     -----------

Denominator for diluted earnings per share.....   9,957,375       8,691,623        9,602,750       8,783,192
                                                  =========     ===========        =========     ===========

Basic  earnings per share .....................   $    0.03     $      0.14        $    0.08     $      0.20
                                                  =========     ===========        =========     ===========

Diluted  earnings per share ...................   $    0.03     $      0.13        $    0.07     $      0.19
                                                  =========     ===========        =========     ===========


3.  Inventories

The components of inventories are as follows:

                                                            September 30,1999              March 31, 1999
                                                            -----------------              --------------
Raw materials                                                    $  5,713,727                $  5,557,286
Work in progress                                                    1,641,307                     788,733
Finished goods                                                      5,307,575                   5,358,651
Less reserve for obsolescence                                        (322,066)                   (714,408)
                                                                 ------------                ------------
Total                                                            $ 12,340,543                $ 10,990,262
                                                                 =============               ============


4.  Comprehensive Income

The components of comprehensive income, net of related tax, for the six-month period ended September 30, 1999, and 1998 are as follows:

                                                    1999                1998
                                                 -----------        ------------
Net income                                       $  677,938         $ 1,677,054
Foreign currency translation adjustments             23,467            (12,290)
                                                 -----------        ------------
Comprehensive income                             $  701,405         $ 1,664,764
                                                 -----------        ------------
                                                 -----------        ------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1999 Annual Report on Form 10-K of Panja Inc. (the "Company" or "Panja"). The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

FORWARD LOOKING INFORMATION

     Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. Among such factors are: industry concentration and the Company's dependence on major customers, competition, risks associated with international operations and entry in to new markets, government regulation, variability in operating results, general business and economic conditions, customer acceptance of and demand for the Company's new products, the Company's overall ability to design, test, and introduce new products on a timely basis, reliance on third parties, the Company's ability to manage change, dependence on key personnel, dependence on information systems and changes in technology. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

OVERVIEW

         Panja designs, develops, manufactures and markets sophisticated electronic equipment that distributes Internet information and entertainment content to non-PC devices. This utilization enables end-users to retrieve, store, and narrowcast Internet information (or information residing in corporate databases) to non-PC devices. The principal configuration of the Company's equipment is a control system, which is comprised of a microprocessor-based central controller, a user-interface device, and a control card or cards. The control cards allow the system to communicate with a variety of devices linked to the system. Principally, a system allows the end user to operate in a single environment a broad range of electronic and programmable devices. These numerous devices consist of video equipment, audio equipment, lighting equipment, heating and air-conditioning equipment, camera equipment, and security systems. The configuration of a system is scalable from control of a single room, to control of a whole-home, to control of multiple systems at multiple locations. The Company's WebLinx software provides the flexibility of allowing the end user to control a system via the internet from a remote location using any internet browser.

         The Company's control systems have applications in both residential and enterprise settings. The residential applications are currently primarily comprised of whole-home automation systems, usually installed in upscale residences. The enterprise applications are broad in focus, primarily used in board rooms, training rooms, and auditoriums. However, because of the flexibility in design and ease of use, these systems are also installed in a number of sport facilities, theme parks, museums, and other settings which require the control of a wide variety of electronic equipment. Both the residential and enterprise systems are sold through the Company's network of 1,600 domestic and 100 international audio/video installers, integrators, and international distributors.

         The Company has recently introduced several new products that utilize the same system approach, but are limited to single room automation, which focus on an entertainment venue. These systems will allow the data, video and audio content provided by the broadband services to be distributed to the entertainment devices contained within the home, or to the Company's user interface device. This distribution of information will include news, sports, weather, e-mail, MP3 files and other similar data. This distribution will be available through the Company's BroadBand Blast monthly subscription service. These consumer-focused systems can currently be ordered through the Company's e-commerce site, www.buyapanja.com. Initial shipments are expected to commence in these products by the end of 1999. The Company has begun its efforts to find additional distribution channels for these consumer products. These efforts are currently focused on securing agreements with the telephone companies and cable companies that are providing the broadband access to the consumer.

         The Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors and will continue to change as the Company pursues its consumer opportunities. These factors include seasonal purchasing of the Company's dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company has experiences higher selling and marketing expenses while introducing its new consumer strategy.

         The Company's current products are sold to dealers (typically audio/visual installer and integrators) or to distributors in the international market. The Company principally relies on these 1,600 dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of exclusive distributors dealers to distribute its products. Because of the increase in broadband access to the home, the Company has recognized the potential of the increase in the consumer market for its products. Accordingly, the Company will focus on adding a new distribution channel which will provide its equipment in an easy to install configuration that will parallel the increase of the distribution of information to the home via broadband access. Also, in conjunction with the Company's focus on its Internet applications and service, the Company put before the shareholders for vote to change the Company name to Panja Incorporated. This vote took place at the annual shareholders' meeting on September 3, 1999, and was approved at that time.

         The Company's U. S. dealers pursue a wide variety of projects that can range from small conference rooms/boardrooms to very large projects in a university, government facility, amusement park, or corporate training facility. The Company's international distributors tend to order in large quantities to take advantage of volume discounts the Company offers and to economize on shipping costs. These international orders are not received at the same time each year. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components, and undertake its development, selling and marketing activities, and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's results of operations .

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

         RESULTS OF OPERATIONS

The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month and six month periods ended September 30, 1999 and 1998:

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                    1999           1998           1999            1998
                                               --------------   -----------  -------------   -------------
Enterprise system sales                                  75.7%         81.9%          75.4%           81.0%
Residential system sales                                 24.3          18.1           24.6            19.0
                                               --------------   -----------  -------------   -------------

         Net sales                                      100.0         100.0          100.0           100.0

Cost of sales                                            44.9          46.7           44.6            45.8
                                               --------------   -----------  -------------   -------------

Gross profit                                             55.1          53.3           55.4            54.2

Selling and marketing expenses                           36.3          30.6           36.5            33.2
Research and development expenses                         7.6           5.5            7.3             5.6
General and administrative expenses                       8.5           7.6            8.5             7.7
                                               ---------------  ------------  -------------   -------------

         Operating income                                 2.7           9.6            3.1             7.7

Interest expense                                          0.8           0.6            0.7             0.6
Other income                                              0.1            --            0.1             0.1
                                               ---------------  ------------  -------------   -------------

Income  before income taxes                               2.0           9.0            2.5             7.2
Income taxes                                              0.6           2.8            0.8             2.3
                                               --------------   -----------  -------------   -------------

Net income                                                1.4           6.2            1.7             4.9
                                               ==============   ===========  =============   =============

THREE MONTHS ENDED SEPTEMBER 30, 1999 RESULTS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (ALL REFERENCES ARE TO FISCAL YEARS)

         The Company's revenues continued to increase, growing 12% compared to the same quarter last year. The Company currently recognizes its revenues in two categories, enterprise and residential. Both categories of revenue are sold through the Company's integrator channel. The enterprise category includes the Company's OEM sales, and the sales of its Synergy product. The residential category includes systems sales into the residential market place from both PANJA, the parent company, and PHAST Corporation. Sales into the International market from PANJA are all considered enterprise sales, while all sales from PHAST are considered to be residential sales.

         While Enterprise sales grew 4% during fiscal year 2000, the growth of the markets comprising this category was drastically different. OEM sales increased 12% over last year, Commercial sales grew 4%, and International sales increased 6% from last year. Synergy sales decreased 14% from last year. OEM sales growth continued, as they were in the first quarter, to be aided by large orders from a new customer. Commercial sales were adversely affected by the inability to ship $600,000 of orders because of delivery issues from the Company's overlay supplier. These overlays provide the touch screen capabilities to the Company's user-interface devices. International sales rebounded after a decline in the first quarter, with increases in all international regions. Synergy sales were adversely affected by competitive factors. Residential system sales grew 51% during fiscal year 2000. This growth occurred evenly at both Panja and at PHAST. Residential sales continue to benefit from the expansion of the market for home automation.

         The Company's future revenue growth faces a challenge due to the Company's continued introduction of lower-priced user-interface devices and lower-priced system designs. The Company introduced the Viewpoint Touch Panel last year, which provides greater functionality to the user in a hand-held, wireless device. Although the screen on this device is approximately half the size of most of the Company's touch screen devices, the lower price point has gained greater acceptance in the market place. Likewise, the Company has introduced lower-priced system designs at PHAST, which provide control for in-room device control, rather than the whole-home, multi-system control provided by its Landmark system. As evidence of this, PHAST has increased its sale of total systems 110% over last year, while total revenue has grown 52%.

         Gross margins continued to improve from the previous year. This improvement was significant at PHAST, where margins improved as a percent of revenue by 26% from the previous year. This increase is due to increased production efficiencies, elimination of the Audio Ease product line, and a reduction of costs due to consolidation of purchasing with Panja. Gross margins at the parent company have decreased from last year as a result of the increased sales of the Viewpoint product previously mentioned. Not only does this product have a lower selling price, but it also has a lower gross margin percentage than the Company's traditional products.

         Operating expenses were 8.8% more of sales this year than the previous year. Of this increase, 5.7% was attributable to the Company's increase in its spending for sales and marketing expenses. During the second quarter the Company spent approximately $1 million, or 5% of revenue, on efforts to communicate the nature of its new focus on consumer products, as well as trade shows to exhibit its new products. Additionally, research and development expenses increased 2.2% of revenue. Again, this increase was due to the Company's increased efforts in developing its new internet related software and products. In addition to the increase in research and development expenditures, the Company also incurred an additional $350,000 in costs for the development of the software related to the internet products, all of which was capitalized. General and administrative expenses, as a percentage of sales, grew slightly compared to last year as the Company began classifying expenses from its international subsidiaries' as general and administrative. Previously, the nominal amount of these expenses were all classified as selling expenses.

         The Company's effective tax rate remained at approximately 30%, comparable to last year.

SIX MONTHS ENDED SEPTEMBER 30, 1999 RESULTS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998 (ALL REFERENCES ARE TO FISCAL YEARS)

         The Company's revenues increased 15% compared to the same period last year. While Enterprise sales grew 7% during 1999, once again the growth of the markets comprising this category were drastically different. OEM sales increased 62% over last year and Commercial sales grew 15% over last year. International sales decreased 7% from last year and Synergy sales decreased 8% from last year. OEM sales growth was the result of large orders from a new customer. Commercial sales benefited from strong growth in the first quarter. International sales were less than the previous year in the first quarter, primarily as a result of very strong shipments in the fourth quarter of the previous fiscal year. Synergy sales have been adversely affected by competitive factors. Residential system sales have grown 49% during fiscal year 2000. This growth has occurred evenly at both Panja and at PHAST. These sales continue to benefit from the expansion of the market for home automation.

         Gross margins have improved from the previous year. This improvement was significant at PHAST, where margins improved as a percent of revenue by 21% from the previous year. As discussed above, this increase is due to increased production efficiencies, elimination of the AudioEase product line, and a reduction of costs due to consolidation of purchasing with Panja. Gross margins at the parent company have decreased from last year as a result of the increased sales of the Viewpoint product discussed above. Not only does this product have a lower selling price, but it also has a lower gross margin percentage than the Company's traditional products.

         Operating expenses were 5.8% more of sales this year than the previous year. Of this increase, 3.3% was attributable to the Company's increase in its spending for sales and marketing expenses. During the second quarter the Company spent approximately $1 million, or 5% of revenue, on efforts to communicate the nature of its new focus on consumer products, as well as trade shows to exhibit its new products. Additionally, research and development expenses increased 1.7% of revenue. Again, this increase was due to the Company's increased efforts in developing its new internet related software and products. In addition to the increase in research and development expenditures, the Company also incurred an additional $818,000 in costs for the development of the software related to the internet products, all of which was capitalized. General and administrative expenses, as a percentage of sales, grew slightly compared to last year as the Company began classifying expenses from its international subsidiaries' as general and administrative. Previously, the nominal amount of these expenses were all classified as selling expenses.

         The Company's effective tax rate remained at approximately 32%, comparable to last year.

LIQUIDITY AND CAPITAL RESOURCES

         For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations and borrowings from the line of credit. In the six months ended September 30, 1999, the Company used $1.8 million of cash in operations. The Company spent $2.3 million for equipment, including the purchase of computers and furniture for new offices and training facilities at PHAST. Additionally, the Company has capitalized $818,000 in costs associated with the development of its WebLinx software.

         The Company has a $7.5 million revolving line of credit agreement that expires on September 30, 2000. It is expected that this line of credit will be renewed at that time. The line of credit provides for interest at the bank's contract rate, which is expected to approximate prime. At September 30, 1999, $3.7 million was outstanding under the revolving loan agreement.

         The Company expects to spend approximately $3.3 million for capital expenditures in fiscal 2000.

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

     STATE OF READINESS

     The Company has completed almost all of its plan to address the problems involved with the Year 2000 issues. The plan is focused on four areas: the Company's internal software and hardware, the Company's products, the Company's suppliers, and the equipment that supports the Company's infrastructure.

     In order to assess its issues with internal software, the Company made a complete inventory of all software located on its computer network and desktop support systems. The manufacturers of these software programs were contacted in order to ascertain whether these software programs are year 2000 compliant. The Company has had an independent review of its information systems department conducted to confirm its handling of the Year 2000 issues. Additionally, the Company arranged to have all of its major software programs tested in a lab, at which time all date indicators were moved forward to the year 2000. As a result of these efforts, it is the Company's belief that its internal software systems will be able to support dates on or after January 1, 2000.

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

     The Company relies on over 300 manufacturers and suppliers to provide parts and equipment that are integrated during the manufacturing of the Company's products. Because of the reliance on obtaining these products in order to manufacture the Company's products, it is important for the Company to ascertain these suppliers' ability to operate their businesses on and after January 1, 2000. As of September 30, 1999, all of these manufacturers and suppliers have been contacted by the Company and asked to respond to a questionnaire that will indicate their readiness to the Year 2000 issues. The majority of these suppliers have responded and provided assurances that their systems are compliant with the Year 2000. Based on the relative size and sophistication of the supplier, and the critical nature of the part to the Company's products, several on-site visits have been made to certain suppliers to provide greater assurances of their readiness.

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

     COSTS

     Based on the analysis and efforts completed so far, the Company believes that the costs it will incur to address Year 2000 issues will not exceed $50,000. To date, the Company has spent approximately $40,000 on these efforts and the remaining costs are covered in the normal operating plan of the Company for the fiscal year 2000. Personnel costs associated with the implementation and completion of the plan are also covered in the normal operations of the Company.

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

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 1999, until September 30, 1999 there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commision on June 29, 1999 (file no. 0-26924).

                                   PANJA INC.
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of Panja Inc. was held on September 3, 1999, to consider three matters of business. The matters brought before the shareholders and the voting results are as follows:

1.  Election of Directors:

                                                         SHARES
                                                        WITHHELD
                                                       FROM VOTING
                                       FOR                 FOR              BROKER
                                                                          NON-VOTES*
     John F. McHale                    6,484,790          10,057                --
     Scott D. Miller                   6,485,959          8,888                 --
     Joe Hardt                         6,488,739          6,108                 --
     Peter York                        6,485,959          8,888                 --
     Harvey B. Cash                    6,486,184          8,663                 --
     J. Otis Winters                   6,486,184          8,663                 --

Approval of the Company's name change to Panja Inc. from AMX Corporation:

                                                                           BROKER
                       FOR              AGAINST           ABSTAIN         NON-VOTES*
                       6,457,428        14,474            22,995                --


3. Ratification of Ernst & Young LLP as auditors:

                                                                           BROKER
                       FOR              AGAINST           ABSTAIN         NON-VOTES*
                       6,464,562        17,940            12,345                --

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

         +27.1    Financial Data Schedule.

b.       Reports on Form 8-K

         Current Report on Form 8-K dated September 3, 1999, and filed September 10, 1999, regarding the change of the Company's name to Panja Inc. from AMX Corporation (Item 5).

-------------------
+        Filed herewith.

                                   PANJA INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Panja Inc.



Date:    November 15, 1999             By: /s/ David E. Chisum
                                           ------------------------------------
                                       David E. Chisum
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)