Form 10-Q
period 1999-12-31
PANJA INC
filed 2000-02-14
CIK 944248

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 1999

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


COMMON STOCK, $0.01 PAR VALUE                        9,294,770
    (Title of Each Class)     (Number of Shares Outstanding at January 31, 2000)

                                   PANJA INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                      INDEX


PART I.         FINANCIAL INFORMATION                                                       PAGE NUMBER

Item 1.         Consolidated Balance Sheets at December 31, 1999 and March 31, 1999              3

                Consolidated Statements of Operations for the Three and Nine Months
                Ended December 31, 1999 and 1998                                                 5

                Consolidated Statements of Cash Flows for the Nine Months ended
                December 31, 1999 and 1998                                                       6

                Notes to Consolidated Financial Statements                                       7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                    10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                       16

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                17

Item 2.         Change in Securities and Use of Proceeds                                         17

Item 6.         Exhibits and Reports on Form 8-K                                                 17

                SIGNATURES                                                                       19


                                   PANJA INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                            DECEMBER 31,          MARCH 31,
                                                                               1999                 1999
                                                                         ----------------   -------------------

Current assets:
   Cash and cash equivalents...........................................   $    1,055,712      $    1,801,756
   Receivables - trade and other, less allowance for doubtful accounts
     of $569,000 for December 31, 1999 and $420,000 for March 31, 1999.       10,946,285           9,796,261
   Inventories.........................................................       12,833,128          10,990,262
   Prepaid expenses....................................................        2,167,738           1,028,767
   Income tax receivable...............................................        2,594,359            --
   Deferred income tax ................................................          708,805             708,805
                                                                         ----------------   -------------------

Total current assets...................................................       30,306,027          24,325,851

Property and equipment, at cost, net...................................        6,011,920           5,693,836

Capitalized software...................................................          818,092            --

Deposits and other.....................................................          678,763             732,826

Goodwill, less accumulated amortization of $556,000 for December 31,
       1999 and $370,000 for March 31, 1999 ...........................          570,515             756,316
                                                                         ----------------   -------------------

Total assets...........................................................     $ 38,385,317        $ 31,508,829
                                                                         ================   ===================


                                   PANJA INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          DECEMBER 31,          MARCH 31,
                                                                              1999                 1999
                                                                        -----------------   -------------------

Current liabilities:
   Accounts payable...............................................        $ 5,385,052         $  4,076,799
   Line of credit and notes payable ..............................            400,000               --
   Current portion of long-term debt..............................            953,196            1,684,000
   Accrued compensation...........................................          2,256,764            1,504,118
   Accrued restructuring costs ...................................          2,793,000               --
   Accrued sales commissions......................................            907,209              667,051
   Accrued dealer incentives......................................            503,000              442,561
   Other accrued expenses.........................................            491,449              212,354
   Income taxes payable...........................................               --                386,634
                                                                        -----------------   -------------------

Total current liabilities.........................................         13,689,670            8,973,517

Deferred income taxes ............................................             90,963               90,963

Long-term debt ...................................................          3,278,153            3,909,284

Commitments and contingencies

Shareholders' equity :
    Preferred stock, $0.01 par value
   Authorized shares - 10,000,000
   Issued shares - none...........................................              --                    --
   Common stock, $0.01 par value:
       Authorized shares-- 40,000,000
       Issued shares-- 9,515,519 for December 31, 1999 and 8,961,974
       for March 31, 1999.........................................             95,155               89,620
   Additional paid-in capital.....................................         15,553,069            9,419,066
   Retained earnings..............................................         10,120,469           13,517,996
   Less treasury stock (496,476 shares)...........................         (4,468,284)          (4,468,284)
    Accumulated other comprehensive income (loss).................             26,122              (23,333)
                                                                        -----------------   -------------------

Total shareholders' equity........................................         21,326,531           18,535,065
                                                                        -----------------   -------------------

Total liabilities and shareholders' equity........................       $ 38,385,317         $ 31,508,829
                                                                        =================   ===================


                             See accompanying notes.

                                   PANJA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    DECEMBER 31,                      DECEMBER 31,
                                                1999              1998               1999              1998
                                            ------------      -------------      ------------      ------------

Enterprise system sales.............        $ 15,050,895      $ 13,728,913       $ 44,610,890      $ 41,400,276
Residential system sales............           4,442,024         4,798,821         14,110,506        11,273,679
                                            ------------      -------------      ------------      ------------

   Net sales........................          19,492,919        18,527,734         58,721,396        52,673,955
Cost of sales.......................           9,800,571         9,942,013         27,300,200        25,597,044
                                            ------------      -------------      ------------      ------------

   Gross profit.....................           9,692,348         8,585,721         31,421,196        27,076,911

Selling and marketing expenses......           7,923,341         5,902,874         22,231,101        17,196,704
Research and development expenses...           2,246,884         1,113,719          5,116,055         3,066,935
Restructuring costs.................           3,436,095            --              3,436,095         --
General and administrative expenses.           2,141,693         1,291,209          5,466,932         3,920,614
                                            ------------      -------------      ------------      ------------

   Operating income (loss) .........          (6,055,665)          277,919         (4,828,987)        2,892,658

Interest expense....................             175,661            94,894            460,982           290,387
Other income, net...................               8,395            21,761             56,464            52,105
                                            ------------      -------------      ------------      ------------

Income (loss) before income taxes...          (6,222,931)          204,786         (5,233,505)        2,654,376
Income tax provision (benefit)......          (2,147,466)           62,446         (1,835,978)          834,981
                                            ------------      -------------      ------------      ------------


Net income (loss)...................        $ (4,075,465)     $    142,340       $ (3,397,527)     $  1,819,395
                                            ============      =============      ============      ============

Basic earnings (loss) per share.....        $      (0.47)     $       0.02       $      (0.40)     $       0.22
                                            ============      =============      ============      ============

Diluted earnings (loss) per share...        $      (0.47)     $       0.02       $      (0.40)     $       0.21
                                            ============      =============      ============      ============


                             See accompanying notes.

                                   PANJA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           NINE MONTHS ENDED DECEMBER 31,
                                                                              1999                 1998
                                                                         ---------------         ------------

OPERATING ACTIVITIES
Net income (loss)..............................................           $ (3,397,527)           $ 1,819,395
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization...............................              1,692,260              1,968,708
   Provision  for losses on receivables........................                149,000                202,000
   Provision  for inventory obsolescence.......................               (137,342)                45,000
    Write-down of fixed assets for impairment..................                654,807
   Changes in operating assets and liabilities:
       Receivables.............................................             (1,299,024)            (1,245,375)
       Inventories.............................................             (1,705,524)            (1,354,498)
       Prepaid expenses........................................             (1,138,971)              (512,702)
       Accounts payable........................................              1,308,253              1,771,680
       Accrued expenses........................................              4,125,338                401,721
       Income taxes (receivable)/payable.......................             (2,980,993)              (723,303)
                                                                         ---------------         ------------

Net cash provided by (used in) operating activities............             (2,729,723)             2,372,626

INVESTING ACTIVITIES
Purchase of property and equipment.............................             (2,479,350)            (1,976,923)
Investment in capitalized software.............................               (818,092)                 --
Decrease in other assets.......................................                 54,063               (243,484)
Minority interest in PHAST.....................................                     --             (1,652,000)
                                                                         ---------------         ------------

Net cash used in investing activities..........................             (3,243,379)            (3,872,407)

FINANCING ACTIVITIES
Sale of common stock,  net of expenses and exercise of stock options         6,139,538                137,872
Net increase in line of credit.................................                400,000                400,000
Proceeds from long-term debt...................................                     --              1,594,841
Repayments of long-term debt...................................             (1,361,935)              (127,979)
                                                                         ---------------         ------------

Net cash provided by financing activities......................              5,177,603              2,004,734

Effect of exchange rate changes on cash........................                 49,455                (69,040)
                                                                         ---------------         ------------
Net increase (decrease) in cash and cash equivalents...........               (746,044)               435,913

Cash and cash equivalents at beginning of period...............              1,801,756                178,942
                                                                         ---------------         ------------

Cash and cash equivalents at end of period.....................           $  1,055,712            $   614,855
                                                                         ================        =============


                             See accompanying notes.

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

Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     DECEMBER 31,                      DECEMBER 31,
                                                  1999           1998              1999             1998
                                             -------------    -----------     -------------     ------------

Numerator:

Net income (loss)                             $ (4,075,465)    $  142,340      $ (3,397,528)     $ 1,819,395
                                             =============    ===========     =============     ============

Denominator:

Denominator for basic earnings per share
   Weighted-average shares outstanding....       8,650,720      8,299,461         8,557,953        8,280,468
Effect of dilutive securities:

Employee stock options....................              --        608,083                --          544,248
                                             -------------    -----------     -------------     ------------


Denominator for diluted earnings per share       8,650,720      8,907,544         8,557,953        8,824,716
                                             =============    ===========     =============     ============

Basic  earnings per share.................    $      (0.47)    $     0.02      $      (0.40)     $      0.22
                                             =============    ===========     =============     ============

Diluted  earnings per share...............    $      (0.47)    $     0.02      $      (0.40)     $      0.21
                                             =============    ===========     =============     ============


3.  Inventories

The components of inventories are as follows:

                                                            DECEMBER 31, 1999              MARCH 31, 1999
                                                            -----------------              --------------

Raw materials                                                     $ 5,187,755                 $ 5,557,286
Work in progress                                                    1,447,658                     788,733
Finished goods                                                      6,774,781                   5,358,651
Less reserve for obsolescence                                        (577,066)                   (714,408)
                                                            -----------------              --------------

Total                                                             $12,833,128                 $10,990,262
                                                            =================              ==============

4.  Comprehensive Income

The components of comprehensive income, net of related tax, for the nine-month period ended December 31, 1999, and 1998 are as follows:

                                                                1999                         1998
                                                           ---------------             ---------------

Net income (loss)                                              $(3,397,527)                $ 1,819,395
Foreign currency translation adjustments                            49,455                     (69,040)
                                                           ---------------             ---------------

Comprehensive income (loss)                                    $(3,348,072)                $ 1,750,355
                                                           ===============             ===============

5.  Intel Investment

On December 15, 1999, the Company and Intel Corporation ("Intel") entered into an agreement pursuant to which, among other things, the Company issued to Intel, in consideration of services provided by Intel under such agreement, a warrant to purchase 79,352 shares of Common Stock ("Business Warrant") which will vest upon the occurrence of certain events. On December 15, 1999, the Company and Intel also entered into a Securities Purchase and Investor Rights Agreement ("Purchase Agreement") pursuant to which Intel purchased 423,212 shares of Common Stock and was issued a vested warrant to purchase 238,057 shares of Common Stock ("Equity Warrant"). The aggregate purchase price under the Purchase Agreement for the Common Stock and the Equity Warrant was $5,000,000. The Business Warrant and the Equity Warrant each have an exercise price of $21.54 per share ("Exercise Price")and a term of five (5) years. Both the number of shares of Common Stock and the Exercise Price under the Business Warrant and the Equity Warrant are subject to adjustment and change as provided by the terms of the warrants.

The Company obtained an independent valuation to determine the estimated fair value of the common stock and stock warrants issued in this transaction. The resulting valuation yielded an estimated fair value of $5 million for the common stock and warrants.

6.  Restructuring Costs

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move operations to its corporate headquarters in Dallas. The move will take place by the third quarter of fiscal year 2001. This shutdown impacted approximately 94 employees. In conjunction with this plan, the Company recorded a pretax charge of $2.6 million, all of which was included in restructuring costs. This charge included $1.3 million in severance costs, $0.7 million in asset impairment write-downs, and $0.6 million in leasehold cancellation charges. The asset impairment charge was recorded to write-down the carrying value of the fixed assets to their estimated fair market value. The assets will continue to be depreciated from their fair market value over the remaining useful life of the Salt

Lake City location, currently expected to be nine months. The leasehold cancellation charges represent estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities.

During the third quarter of fiscal year 2000, the Company also announced its intention to dispose of its Synergy division. Approximately 26 employees were affected by this action. A majority of these employees left the Company by January 31, 2000. In conjunction with this announcement, the Company recorded a charge of $1.1 million, of which $0.8 million was included in restructuring costs and $0.3 million was included in cost of sales. This charge included $0.6 million in severance costs for affected employees, $0.3 million to write-down Synergy inventory to net realizable value, and $0.2 million for other disposal costs.

The following is a reconciliation of the accrued restructuring costs:

                                         Shut-down of Salt         Disposal of
             Description                Lake City facility      Synergy division         Total

Charges:
Severance                                        $1,315,000              $589,000         $ 1,904,000
Leasehold cancellation charges                      649,000                    --             649,000
Disposal costs                                           --               240,000             240,000
Asset write-downs                                   655,000                    --             655,000
Inventory write-downs                                    --               318,000             318,000

Dispositions:
Non-cash write-downs of assets                     (655,000)             (318,000)           (973,000)
                                        --------------------    ------------------    ----------------

Balance, December 31, 1999                       $1,964,000             $ 829,000         $ 2,793,000
                                        ====================    ==================    ================

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

OVERVIEW

         Panja designs, develops, manufactures and markets sophisticated electronic equipment that provides distributed Internet information and entertainment content to non-PC devices. This utilization enables end-users to retrieve, store, and narrowcast Internet information or information residing in corporate databases to non-PC devices. The principal configuration of the Company's equipment is a control system, which is comprised of a central controller, a user-interface device, and a control card or cards. The control card allows the system to communicate with a variety of devices linked to the system. Principally, a system allows the end user to operate in a single environment a broad range of electronic and programmable devices. These numerous devices consist of video equipment, audio equipment, lighting equipment, heating and air-conditioning equipment, camera equipment, and security systems. The configuration of a system is scalable from control of a single room, to control of a whole-home, to control of multiple systems at multiple locations.. The Company's WebLinx software provides the flexibility of allowing the end user to control a system via the internet from a remote location using any internet browser.

         The Company's control systems have applications in both residential and enterprise settings. The residential applications are currently primarily comprised of whole-home automation systems, usually installed in upscale residences. The enterprise applications are broad in focus, primarily used in board rooms, training rooms, and auditoriums. However, because of the flexibility in design and ease of use, these systems are also installed in a number of sports facilities, theme parks, museums, and other settings which require the control of a wide variety of electronic equipment. Both the residential and enterprise systems are sold through the Company's network of 1,600 domestic and 100 international audio/video installers, integrators, and international distributors.

         The Company has several products that utilize the same system approach, but are limited to single room automation, which focus on an entertainment venue. These systems will allow the data, video and audio content provided by the broadband services to be distributed to entertainment devices contained within the home, or to the Company's user interface device. This distribution of information will include news, sports, weather, e-mail, MP3 files and other similar data. This distribution will be available through the Company's BroadBand Blast monthly subscription service. These consumer-focused systems can currently be ordered through the Company's e-commerce site, www.buyapanja.com. Initial shipments of these products commenced in January 2000. The Company has begun its efforts to find additional distribution channels for these consumer products. These efforts are currently focused on securing agreements with the telephone companies and cable companies that are providing the broadband access to the consumer.

         The Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors and will continue to change as the Company pursues its consumer opportunities. These factors include seasonal purchasing of the Company's dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company has experienced higher selling and marketing expenses while introducing its new consumer strategy.

         The Company's current products are sold to dealers (typically audio/visual installer and integrators) or to distributors in the international market. The Company principally relies on these 1,600 dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of exclusive distributors and dealers to distribute its products. Because of the increase in broadband access to the home, the Company has recognized the potential of the increase in the consumer market for its products. Accordingly, the Company will focus on adding a new distribution channel which will provide its equipment in an easy to install configuration that will parallel the increase of the distribution of information to the home via broadband access. Also, in conjunction with the Company's focus on its Internet applications and service, the Company put before the shareholders for vote to change the Company name to Panja Incorporated which was approved at the Company's annual shareholders meeting on September 3, 1999.

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

         RESULTS OF OPERATIONS

The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month and nine month periods ended December 31, 1999 and 1998:

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                     1999           1998            1999          1998
                                                  ----------     ----------      ----------     ----------
Enterprise system sales.....................            77.2%          74.1%           76.0%          78.6%
Residential system sales....................            22.8           25.9            24.0           21.4
                                                  ----------     ----------      ----------     ----------
         Net sales                                     100.0          100.0           100.0          100.0

Cost of sales                                           50.3           53.7            46.5           48.6
                                                  ----------     ----------      ----------     ----------
Gross profit                                            49.7           46.3            53.5           51.4

Selling and marketing expenses......                    40.6           30.2            37.9           31.2
Research and development expenses                       11.6            6.2             8.7            5.9
Restructuring costs                                     17.6             --             5.9             --
General and administrative expenses                     11.0            8.4             9.3            8.8
                                                  ----------     ----------      ----------     ----------
         Operating income (loss)                       (31.1)           1.5            (8.3)           5.5
Interest expense                                         0.8            0.5             0.8            0.5
Other income                                              --            0.1             0.1            0.1
                                                  ----------     ----------      ----------     ----------
Income (loss) before income taxes                      (31.9)           1.1            (9.0)           5.1
Income tax provision (benefit)                         (11.0)           0.3            (3.1)           1.6
                                                  ----------     ----------      ----------     ----------
Net income (loss)                                      (20.9)           0.8            (5.9)           3.5
                                                  ==========     ==========      ==========     ==========


THREE MONTHS ENDED DECEMBER 31, 1999 RESULTS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998 (ALL REFERENCES ARE TO FISCAL YEARS)

         The Company's revenues increased 5% compared to the same quarter last year. The Company records its revenues in two categories, enterprise and residential. Both categories of revenue are sold through the Company's integrator channel. The Company has just completed its first consumer product, which is currently being sold via the Company's internet site. Future revenue growth is expected to be realized by the development of new channel distribution agreements with telephone and cable companies. The enterprise category includes the Company's OEM sales, and the sales of its Synergy product. The residential category includes systems sales into the residential market from both PANJA, the parent company, and PHAST Corporation. Sales into the International market from PANJA are all considered enterprise sales, while all sales from PHAST are considered to be residential sales.

         While Enterprise sales grew 10% during the third quarter of fiscal year 2000, the growth of the markets comprising this category was drastically different. Domestic commercial sales were up 15% over last year, and International sales were up 8% over last year. OEM sales decreased 44% from last year, Synergy sales decreased 9% from last year. Commercial sales growth is consistent with the Company's historical growth rate. This growth has been maintained notwithstanding the fact that the Company has introduced several lower-priced, higher feature set controllers and user-interfaces. While OEM sales decreased, these sales represent only 2.5% of the total revenue for the quarter. Synergy sales were adversely affected by competitive factors. The company has announced its intent to dispose of its Synergy division (see Restructuring costs, below).

         Residential system sales decreased 7% from the same quarter last year. This decrease was a result of several factors. The Company has introduced lower-priced system designs at PHAST, which provide control for in-room device control, rather than the whole-home, multi-system control provided by its Landmark system. As evidence of this, PHAST has increased its sale of total systems 110% over last year, while total revenue has grown 52%. Also, last year the Company had announced a price increase during the third quarter, which caused dealers to accept delivery of systems during the third quarter for installations planned during the fourth quarter.

         Gross margins continued to improve from the previous year. This improvement was once again significant at PHAST, where margins improved as a percent of revenue by 40% from the previous year. This increase is due to increased production efficiencies, elimination of the Audio Ease product line, and reduction of costs due to consolidation of purchasing with Panja. However, results from last year included a write-down of inventory for the discontinuance of it's the Company's AudioEase product line. Gross margins at the parent company have decreased from last year as a result of the increased sales of the Viewpoint product previously mentioned. Not only does this product have a lower selling price, but it also has a lower gross margin percentage than the Company's traditional products. Gross margins were adversely affected by the announcement to sell the Synergy division, as the Company reserved for $318,000 of related inventory costs (see Restructuring costs below). The Company also increased its reserve for product obsolescence by $250,000 during the quarter.

         Operating expenses, exclusive of restructuring costs, were 11.1% more of sales this year than the previous year. SALES AND MARKETING expenses increased 10.4% compared to last year. During the third quarter the Company spent approximately $1 million, or 5% of revenue, on efforts to communicate the nature of its new focus on consumer products, as well as trade shows to exhibit its new products. RESEARCH AND DEVELOPMENT expenses increased 5.4% of revenue compared to last year. Again, this increase was due to the Company's increased efforts in developing its new consumer-based, internet related software and products. GENERAL AND ADMINISTRATIVE expenses increase 2.6% as a percent of sales compared to last year This increase was a direct result of legal and accounting costs incurred with the stock purchase agreement with Intel, an increase in bad debt reserve for PHAST, and an increase in the accrual for management bonuses.

         The Company recorded restructuring charges during the quarter as a result of its announcement to close its manufacturing facility and offices in Salt Lake City and move these operations to Dallas, Texas, and as a result of its decision to dispose of its Synergy division. Restructuring costs associated with employees' severance packages, leases associated with the Salt Lake City facilities, write-down of fixed assets to their estimated fair market value, and shut down costs were included in the $3.4 million charge included in operating expenses. Another $318,000 associated with Synergy related inventory was charged to cost of goods sold in conjunction with this announcement. See Note 6 to the financial statements.

         The Company's effective tax rate was approximately 35%, comparable to last year. The Company currently has a U.S. deferred tax asset of $2.2 million. Utilization of the deferred tax asset is dependent on future taxable income in excess of existing taxable temporary differences. The asset has been recognized because management believes it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset.

NINE MONTHS ENDED DECEMBER 31, 1999 RESULTS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998 (ALL REFERENCES ARE TO FISCAL YEARS)

         The Company's revenues increased 12% compared to the same period last year. Enterprise sales grew 8% during 1999, and once again the growth of the markets comprising this category were drastically different. Domestic commercial sales grew 15% over last year and OEM sales increased 20% over last year. International sales decreased 2% from last year and Synergy sales decreased 9% from last year. Domestic commercial sales growth is consistent with previous years. OEM sales growth was the result of large orders from a new customer during the first half of the year. International sales have experienced significant reductions in sales to Canada and Mexico, with sales into Asia and the Pacific Rim growing over last year. Sales into Europe are slightly less than last year. Synergy sales have been adversely affected by competitive factors, and as such the Company has announced plans to dispose of this division. Residential system sales have grown 25% during fiscal year 2000. This growth has occurred at the same relative growth rate at both Panja and at PHAST. These sales continue to benefit from the expansion of the market for home automation.

         Gross margins have improved from the previous year. This improvement has been significant at PHAST, where margins improved as a percent of revenue by 40% from the previous year. As discussed above, this increase is due to increased production efficiencies, elimination of the AudioEase product line, the reduction of costs due to consolidation of purchasing with Panja, and the fact that there was a write off of AudioEase inventory last year. Gross margins at the parent company have decreased from last year as a result of the increased sales of the Viewpoint product discussed above, and an increase in its reserve for product obsolescence.

         Operating expenses, exclusive of restructuring costs, were 10% more of sales this year than the previous year. Of this increase, SALES AND MARKETING expenses increase as a percent of sales 6.7% over the previous year. The Company has expended significant efforts and costs to create market recognition within the Internet community of its products. These additional efforts have been focused on attending trade shows that attract the internet community. RESEARCH AND DEVELOPMENT expenses increased 2.8% as a percent of revenue over last year. Again, this increase was due to the Company's increased efforts in developing its new software that provide internet functionality and the development of its consumer products. In addition to the increase in research and development expenditures, the Company also incurred an additional $818,000 in costs for the development of its WebLinx software, all of which was capitalized. General and Administrative expenses, increased 0.5% as a percentage of sales. This increase was a direct result of legal and accounting costs incurred with the stock purchase agreement with Intel, an increase in bad debt reserve for PHAST, and an increase in the accrual for management bonuses.

         The Company recorded restructuring charges during the quarter as a result of its announcement to close its manufacturing facility and offices in Salt Lake City and move these operations to Dallas, Texas, and as a result of its decision to dispose of its Synergy division. Restructuring costs associated with employees' severance packages, leases associated with the Salt Lake City facilities, write-down of fixed assets to their estimated fair market value, and shut down costs were included in the $3.4 million charge included in operating expenses. Another $318,000 associated with Synergy related inventory was charged to cost of goods sold in conjunction with this announcement. See Note 6 to the financial statements.

         The Company's effective tax rate of 35% is comparable to last year. The Company currently has a U.S. deferred tax asset of $2.2 million. Utilization of the deferred tax asset is dependent on future taxable income in excess of existing taxable temporary differences. The asset has been recognized because management believes it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

         For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations and borrowings from the line of credit. In the nine months ended December 31, 1999, the Company used $2.7 million of cash in operations. The Company spent $2.5 million for equipment, including the purchase of computers and furniture for new offices and training facilities at PHAST. Additionally, the Company has capitalized $818,000 in costs associated with the development of its WebLinx software. The Company received a $5 million investment from Intel during the quarter, as described in footnote 5 to the financial statements.

         The Company has a $7.5 million revolving line of credit agreement that expires on September 30, 2000. It is expected that this line of credit will be renewed at that time. The line of credit provides for interest at the bank's contract rate, which is expected to approximate prime. At December 31, 1999, $400,000 was outstanding under the revolving loan agreement.

         The Company expects to spend approximately $2.8 million for capital expenditures in fiscal 2000.

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

JANUARY 2000 UPDATE

     Through the first six weeks of the year 2000, the Company's operations are functioning completely and have not experienced any significant issues associated with the Year 2000 problem (as described below). While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, the Company will continue to offer Year 2000 support to customers and monitor our own operations for compliance.

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

     STATE OF READINESS

     The Company completed a plan to address the problems involved with the Year 2000 issues. The plan focused on four areas: the Company's internal software and hardware, the Company's products, the Company's suppliers, and the equipment that supports the Company's infrastructure.

     In order to assess its issues with internal software, the Company made a complete inventory of all software located on its computer network and desktop support systems. The manufacturers of these software programs were contacted in order to ascertain whether these software programs are year 2000 compliant. The Company had an independent review of its information systems department conducted to confirm its handling of the Year 2000 issues. Additionally, the Company arranged to have all of its major software programs tested in a lab, at which time all date indicators were moved forward to the year 2000.

     The Company addressed Year 2000 issues in the engineering of its products. All issues with date compliance in the products were addressed and corrected, or any remaining incidental issues were communicated to the Company's customers.

     The Company relies on over 300 manufacturers and suppliers to provide parts and equipment that are integrated during the manufacturing of the Company's products. Because of the reliance on obtaining these products in order to manufacture the Company's products, it was important for the Company to ascertain these suppliers' ability to operate their businesses on and after January 1, 2000. All of these manufacturers and suppliers were contacted by the Company and asked to respond to a questionnaire that indicated their readiness to the Year 2000 issues.

     Finally, the Company inspected the many systems that provide support to the infrastructure of its operations. These systems include phone systems, security systems, air conditioning equipment, machinery and other related equipment that are used in the Company's physical operations, and outside service contractors that provide payroll processing, claims processing, and banking services to the Company. Responses and warranties were received by the manufacturers of the equipment and by the service providers.

     COSTS

     The Company incurred approximately $40,000 on these efforts. These expenditures were included in the normal operating plan of the Company for the fiscal year 2000. Personnel costs associated with the implementation and completion of the plan were also covered in the normal operations of the Company.

     RESULTS OF YEAR 2000 ISSUES AND CONTINGENCY PLANS

     The Company experienced an extremely low number of calls from customers related to Year 2000 issues. Further, the Company has not experienced any issues relating to its suppliers, internal computer systems, or internal infrastructure support systems. It is the Company's belief that there will be no further significant problems relating to the Year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 1999, until December 31, 1999 there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commision on June 29, 1999 (file no. 0-26924).

                                   PANJA INC.
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 2.  Changes in Securities and Use of Proceeds

On December 15, 1999, the Company and Intel Corporation ("Intel") entered into an agreement pursuant to which, among other things, the Company issued to Intel, in consideration of services provided by Intel under such agreement, a warrant to purchase 79,352 shares of Common Stock ("Business Warrant") which will vest upon the occurrence of certain events as provided in the Business Warrant. On December 15, 1999, the Company and Intel also entered into a Securities Purchase and Investor Rights Agreement ("Purchase Agreement") pursuant to which Intel purchased 423,212 shares of Common Stock and was issued a vested warrant to purchase 238,057 shares of Common Stock ("Equity Warrant"). The aggregate purchase price under the Purchase Agreement for the Common Stock and the Equity Warrant was $5,000,000. The Business Warrant and the Equity Warrant each have an exercise price of $21.54 per share ("Exercise Price") and a term of five (5) years. Both the number of shares of Common Stock and the Exercise Price under the Business Warrant and the Equity Warrant are subject to adjustment and change as provided by the terms of the warrants. The securities described above were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

         +4.2 Common Stock Warrant No. 001 issued to Intel Corporation to purchase 238,057 shares of Common Stock.

         +4.3 Common Stock Warrant No. 002 issued to Intel Corporation to purchase 79,352 shares of Common Stock.

---------------------------------
+        Filed herewith.

         +4.4 Securities Purchase and Investor Rights Agreement dated December 15, 1999.

         +27.1    Financial Data Schedule.

b.       Reports on Form 8-K

         Current Report on Form 8-K (reported on Item 5) dated December 15, 1999, and filed December 23, 1999, regarding the private placement made by Intel Corporation of the Company's common stock.













---------------------------------
+        Filed herewith.

                                   PANJA INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Panja Inc.

Date:    February 14, 2000        By:   /s/ Paul D. Fletcher
                                     -------------------------------------
                                  Paul D. Fletcher
                                  Chief Accounting Officer (Duly Authorized
                                  Officer and Principal Financial Officer)