Form 10-K
period 2000-03-31
PANJA INC
filed 2000-06-22
CIK 944248

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED MARCH 31, 2000,
                                      OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM __________ TO _______.
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of May 31, 2000, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $101,335,682.

  The number of shares of the registrant's Common Stock outstanding as of May 31, 2000 was 9,365,387.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1. BUSINESS.

Overview

     Panja products and services extend Internet information and entertainment content beyond the personal computer to numerous Internet enabled electronic appliances or iAppliances. We are positioned to be a leader in the rapidly developing iAppliance market through the design, development and marketing of advanced electronic equipment and software that enable the distribution of Internet content to non-PC devices in both the residential and enterprise market.

     We believe that our strategies in both the residential and enterprise markets, combined with our existing and potential new strategic alliances with major participants in the technology, Internet and telecommunications industries, uniquely position us to be a leader in providing solutions that extend the Internet beyond the PC. We intend to pursue additional alliances in order to maximize opportunities for our products, to speed development of compelling streaming media content for our products and to further integrate our products with other iAppliances that expand Internet content beyond the PC.

Consumer Product Offerings

     Panja 1000 is an Internet Home Entertainment Gateway. This package of highly integrated components extends Internet content to a ViewPoint remote control, the consumer's television and stereo entertainment systems. With the Panja 1000, as many as eight of the user's currently installed consumer electronics components which have a remote control can become an iAppliance.

     With our patent pending Panja EP3 technology, we believe we offer one of the most capable home entertainment network solutions that integrates the capabilities and information available through the Internet with the consumer's home entertainment system and the Panja 1000's wireless touch panel, the ViewPoint. Panja EP3 technology allows the consumer to identify and access various types of Internet audio and video content through their home entertainment system, as well as through other iAppliances.

     Our EP3 technology acts as an application gateway that provides access to audio and video content found on the Internet and then streams the content on the traditional home entertainment system. Our EP3 technology provides custom information to the requesting appliances including TVs, stereos, and other entertainment devices. EP3 technology enables most home entertainment devices to become iAppliances with access to a growing amount of audio and video content available through the Internet.

     Through our patent pending EP3 technology, we have obtained access to the most relevant information such as news, sports, stock quotes and weather. Initially, the user will visit the myPanja.com Web site through a personal computer and organize the desired content that will ultimately show up on the ViewPoint. Once this information is input, users are able to enjoy the content through the Panja system.

     . Broadband Content. Through our strategic alliance with MP3.com and StreamSearch, we offer the user a comprehensive search engine to guide the user to streaming media currently available through the Internet. As broadband access to the Internet becomes more commonplace, we believe the offerings of streaming media will continue to increase and we will evaluate additional offerings to our subscribers. Rather than viewing or listening to the content through the user's computer, our EP3 technology allows the user to select rich media content on a remote control and enjoy it on their home entertainment system.

      . Appealing Design. The lightweight, attractive design of the ViewPoint makes it easy to carry around the house. Because the user will most likely use the ViewPoint to control the home entertainment system, we believe the ViewPoint and its Internet capabilities will become a prominent source of communication, news and relevant information for our users.

The Panja 1000 system consists of four key components, the ViewPoint, the AXR-NWS Wireless Receiver, the Panja 1000 Broadband Entertainment Gateway and the Internet Digital Media Processor. Each component serves a different function:

     . The ViewPoint is the user's interface for remote control of connected devices and access to customized Internet content. More than a remote control interface, the ViewPoint uses Panja's industry recognized WAVE Radio Frequency technology. The WAVE system allows you to take the ViewPoint anywhere in your home, still receive your personalized Internet information, and maintain continuous control of your entertainment system.

     . The Panja 1000 Broadband Entertainment Gateway interfaces to the Internet and is the command and control center of the Panja 1000 system.

     . The Internet Digital Media Processor uses our EP3 technology to translate Internet media formats like Microsoft ASX, MP3, and many more into a protocol that may be broadcast through the user's stereo and TV.

     . The AXR-NWS(TM) Wireless Receiver keeps the ViewPoint in contact with the system, and therefore, the Internet for always-on control and information access.

     We intend to offer a variety of subscription services to Panja 1000 users so that they may utilize its Internet connectivity. At this time, we offer our base services PanjaCast (access to news, sports, weather and stock quotes) and Broadband Blast (access to Internet audio and video content). We also intend to offer additional co-branded premium services as optional additional to Broadband Blast. See "Business - Subscription Services."

Custom Residential Control Systems

     Our premium line of custom residential integrated control systems previously marketed under the PHAST brand (Practical Home Automation Systems Technology) offer consumers the opportunity to control most electronic aspects of their house in addition to the components of their home entertainment system. These systems have predominantly been installed in upscale homes and involve an installation process that includes technicians working on-site to maximize the interoperability with the home's other systems, such as the security system, the HVAC system, the lighting system and the home entertainment system. In addition, we can now offer consumers the opportunity to control all of these functions remotely over the Internet through our WebLinx technology.

     We are migrating our product lines to a single system known as NetLinx. When complete, the custom residential integrated control systems will be marketed as the Panja 2000. The Panja 2000 offers the benefits of the Panja 1000, but acts as a complete home control and information gateway. The Panja 2000 can be upgraded to control as many devices as the consumer desires, and will also provide the benefits of Internet connectivity and our EP3 technology. Many of these devices have separate control systems that are incompatible due to the absence of any one widely accepted control standard. In many settings, devices from several manufacturers are used, resulting in the presence of multiple remote controls that can be confusing and cumbersome to the user and creating a need for our products.

Custom Enterprise Control Systems

     In the enterprise market, our products and systems enable end users to operate, as a single system, a broad range of electronic equipment in a variety of corporate, industrial, entertainment, governmental, and other enterprise settings. Our hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. Our systems provide centralized control for over 20,000 different remote control codes for electronic devices, including video systems, audio systems, teleconferencing equipment, lighting equipment, environmental control systems, and security systems. Applications in the enterprise market for Panja's control systems include: use for presentations in corporate board rooms; business training centers; audio-visual controls for hotel, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and military facilities; and decision support centers for industrial applications.

     In the enterprise market, we have started focusing on a new set of products and services collectively referred to as the i-Presentation Gateway. In order to fully utilize the capabilities offered by the Internet, we conceived and are developing the i-Presentation Gateway to integrate real-time business information available over the Internet or through a customer's corporate Intranet with our installed enterprise control systems. The i-Presentation Gateway will offer the ability to present the data locally or remotely on an individual viewing panel, such as the Viewpoint, or on the enterprise's video display equipment. The i-Presentation Gateway will include our proprietary EP3 technology that will permit the integration of real time business information into the user's presentation system.

Strategic Alliances

     We intend to pursue additional alliances and maintain our current alliances in order to maximize opportunities for our products, to speed development of compelling streaming media content for our products and to further integrate our products with other iAppliances that expand Internet content beyond the PC. Our strategic alliances include:

     Technological Alliances

     Intel Corporation. In December 1999 we entered into an agreement with Intel Corporation. Intel made a $5 million equity investment in Panja and received common stock and warrants to acquire additional shares of common stock. In addition to the equity investment, we entered into an agreement with Intel to work with Intel's Home Products Group to port our products to the Intel architecture. In return, Intel agreed to provide us engineering assistance, as necessary, to promote the interoperability of Panja and Intel products.

     Panja Partner Program. Through alliances with key electronics industry companies, we have created the Panja Partner Program or the P3 Program. With our P3 partners we use our proprietary Internet control system protocol as a common ground to standardize connectivity throughout the electronics industry. Once an electronic device from a P3 Partner is connected with our Internet control system protocol, the device automatically identifies itself and joins the system network. Once networked, the system server can adapt to the device's specific control properties and control the device through the system.

     Content Alliances

     StreamSearch.com. StreamSearch.com is a leading Internet indexing portal for audio and video content. In 1999, StreamSearch.com agreed to serve as a content search engine for our audio and video stream that indexes for accessing Internet entertainment content on our Panja 1000. The agreement also provides a co-branding relationship and has a one year term that may only be renewed upon the consent of both parties.

     MP3.com. MP3.com is the leading Internet Music Service Provider (MSP) for artist storage and public playback of Digital Audio Music in MP3 format. Additionally, MP3.com provides private (major) label artist content playback directly over the Internet via the My.MP3.com service.

     In May 2000 we entered into a two-year contract with MP3.com to become one of their Premier MSP Partners. The agreement provides for certain revenue sharing as well as co-marketing of the companies' products and services. Under this agreement, Panja gains access to the vast content of MP3.com, both publicly available and private label (My.MP3.com). The two companies also agreed to co-brand a web site, specifically for Panja products, known as MyPanja.com.

     Distribution and Marketing Alliances

     Our distribution alliances generally entail bundling broadband access, a hardware purchase and other value added services. We believe that this packaging creates the most marketable combination of products and services to users.

     Wise Technologies. In March 2000 we entered into an agreement with Wise Technologies, a private cable and telecommunications infrastructure company based in Dallas, Texas with operations throughout the southern United States. Wise has agreed to bundle its cable and telecommunications services with the Panja 1000 and its services. The agreement also provides certain revenue sharing related to the bundled services. Wise, also being a Panja dealer, intends to offer Panja 1000 customers the opportunity to upgrade their Panja 1000 by purchasing whole home automation systems that will connect the Panja 1000 to Panja 2000 systems.

     First Dartmouth Homes. In March 2000 we entered into an agreement with First Dartmouth Homes, a private home building company based in Orlando, Florida. First Dartmouth Homes has agreed to promote the installation of the Panja 1000 in homes in certain communities it is building and to integrate its cable and telecommunications services with the Panja 1000. The agreement also provides certain revenue sharing related to the bundled services. First Dartmouth Homes has also partnered with a Panja dealer and intends to offer Panja 1000 customers the opportunity to upgrade their Panja 1000 by purchasing whole home automation systems that will connect the Panja 1000 to our custom residential control systems.

     The Walt Disney World Co. In August 1999, we became one of the primary sponsors of the Panja House of Innoventions at EPCOT Center in Orlando, Florida. We believe that this prominent placement provides us with favorable marketing, offers us the opportunity to be at the center of a simulated residential environment demonstrating the next wave of technology and gives us access to focus groups to better understand perceptions of our products. A similar smaller exhibit is open at Disneyland in Anaheim, California.

Technology

     We have developed Panja's product offerings using a unique combination of hardware and proprietary software, while incorporating our extensive experience of working with over 20,000 remote control codes used in a wide range of electronic components. We believe that our products deliver the most comprehensive functionality in the marketplace while retaining exceptional ease-of-use.

     Software. In order to extend the life of our installed hardware systems and to increase the utility and desirability of our current and future generations of products, we have developed Internet server products. These products include the WebLinx and EP3 software. WebLinx is a network server application and Hyper Text Transport Protocol Common Gateway Interface application that provides remote hardware administration and custom web browser programming interfaces to our new and previously installed hardware systems. WebLinx permits a user to access the installed Panja system remotely through the Internet and control the connected devices as if the user were operating such devices locally. EP3 servers are software network servers that communicate with the servers of our Internet content providers, translating the desired content into a form understood by the Panja 1000, Panja 2000 or appropriate home entertainment system component. EP3 network servers provide access for the content available with PanjaCast and Broadband Blast and all associated billing and remote hardware administration.

     Hardware. We have three categories of hardware: AXCESS Systems used in the enterprise marketplace; Landmark Systems used in the residential marketplace; and our newly developed NetLinx Systems around which existing and future hardware will be unified. NetLinx represents a significant enhancement increasing both speed and functionality. NetLinx will be compatible with our existing AXCESS and Landmark systems and will expand their functionality by allowing them to utilize Internet Control System Protocol, which is the protocol that will unify the three systems and is capable of running over any network topology including TCP/IP and UDP/IP. The following table provides comparative information on our AXCESS control system and the recently introduced NetLinx control system:


--------------------------------------------------------------------------------------------------------------------
                                                      AXCESS                                 NetLinx
--------------------------------------------------------------------------------------------------------------------
Processor                             Motorola 68340                          Motorola Coldfire
--------------------------------------------------------------------------------------------------------------------
        .  Speed                      16MHz / 3.5 MIPS                        90 MHz / 70 MIPS
--------------------------------------------------------------------------------------------------------------------
Operating System                      Proprietary (Single Threaded)           VxWorks (Multi-Threaded)
--------------------------------------------------------------------------------------------------------------------
Networks                              Single (due to single-threaded OS)      Multiple (due to multi-threaded OS)
--------------------------------------------------------------------------------------------------------------------
        .  AXLink                     20.8K Baud                              20.8 K Baud
--------------------------------------------------------------------------------------------------------------------
        .  ICSNet                     No Support                              625 KB
--------------------------------------------------------------------------------------------------------------------
        .  Ethernet                   Indirect Support                        10 / 100 Mbits
--------------------------------------------------------------------------------------------------------------------
File System                           None                                    Flash File System, 8 - 144 MB
--------------------------------------------------------------------------------------------------------------------
Internet Services                     None outside AXCESS                     TCP / UDP, HTTP, FTP
--------------------------------------------------------------------------------------------------------------------

Subscription Services

     We expect to offer a variety of subscription services to customers with broadband access. At this time, we offer our base services PanjaCast and Panja Broadband Blast. These services are purchased in addition to the charges for broadband access. In order to utilize broadband access through a PC, an Internet service provider will also be required.

     PanjaCast. Priced at $9.95 per month, PanjaCast offers the basic level of service available for the Panja 1000. PanjaCast subscribers receive news, weather, traffic, and other vital information that they are able to customize. The information is automatically delivered to the ViewPoint which may be used throughout the house.

     Panja Broadband Blast. Priced at $19.95 per month, Broadband Blast funnels multimedia content such as streaming audio and video files directly to the consumer's home entertainment system. To ease searching efforts, the Broadband Blast service works with our audio and video content partners to offer the customer Internet audio and video. After selecting a title, the Panja 1000 system streams the audio directly to the consumer's stereo and video to the consumer's TV. Because Broadband Blast includes the PanjaCast service, subscribers may listen to music or watch Internet video and still see the retrieved Internet content directly on the ViewPoint.

     The following table provides a description of the features and benefits of our current service offerings:

Service                                         Features                             Benefits
---------------------------------  -----------------------------------  -----------------------------------
PanjaCast                          Pre-configured setup                 No need to install or configure
                                                                        Internet access software
                                   Always on                            No noise and delay of traditional
                                                                        dial-up Internet access process
                                   Content customization and filtering  Delivers updated information to users such as local weather, stock
                                                                        quotes, sports and news

Service                                         Features                             Benefits
---------------------------------  -----------------------------------  -----------------------------------
Broadband Blast                    Online Audio                         Plays audio content Webcast from
(includes all PanjaCast features)                                       the Internet on home stereo system

                                   Online Video                         Plays video Webcast from the
                                                                        Internet on home television

     Co-branded Services. Our rich media content partners offer premium content packages including pay per view WebCasts, audio track playlist management and music radio channels. Through extended use of the EP3 technology we will be offering these services directly to Panja 1000 users as a co-branded additional (premium) service set to Broadband Blast.

Sales, Distribution and Marketing

     Panja 1000. We are building alliances with companies that will be able to jointly market their products and services with the Panja 1000. We believe that the Panja 1000 offers broadband providers and broadband access resellers the opportunity to market a product that will help drive the demand for their broadband services and that will provide them revenue sharing opportunities after the product is installed. Through these alliances, we believe consumers will become educated about the features and benefits of Panja 1000 service offerings, including the Broadband Blast and PanjaCast, and will request it from their broadband providers. We believe that due to the complexity of installing the Panja, it is more cost effective for third parties to sell, install, support and service them. As our products diversify and simplify, we intend to explore new sales channels such as large home developers, utility companies or retail stores.

     Custom Residential Control Systems. We intend to continue to market and sell our custom residential control systems through our traditional distribution channel of 700 domestic dealers. Our domestic dealers are primarily custom installers or retailers of high end audio-visual products including those of our competitors. We believe that due to the complexity of our custom residential control systems, it is more cost effective for third parties to sell, install, support and service them. As our product line is demanded by more consumers, we believe that our strategic alliances used to distribute the Panja 1000 will play a key role in offering these consumers the opportunity to upgrade their products to one of our custom residential control systems.

     Custom Enterprise Control Systems. Panja intends to continue to market and sell its enterprise related and fully integrated systems products worldwide through distribution channels that include 900 domestic dealers and our international network of 25 distributors and 110 dealers in 50 different countries. We rely on the same domestic and international dealer and distributor network to market our custom enterprise control systems as we use for our custom residential control systems.

     Our agreements with our dealers involve non-exclusive arrangements that may be canceled by either party at will and contain no minimum purchase requirements on the part of the dealers. Our agreements with our distributors grant exclusive distribution rights as to a specific geographic area. Furthermore, while our international distributors generally assume certain support and minimum performance obligations, there are no obligations on the part of our dealers, distributors, or manufacturers' representatives to provide any specified level of support to our products or to devote any specific time, resources, or efforts in marketing our products. A reduction in the sales efforts by certain of our current dealers, distributors, or manufacturers' representatives or the loss of certain or all of such relationships could have a material adverse effect on our results of operations.

     We provide training to educate dealers on the necessary programming and other service techniques required to install and service our control systems. We believe that our commitment to dealer training has resulted in a growing, increasingly well-trained group of dealers who are serving a range of discrete vertical markets. In addition, we review the capabilities and performance of our dealers on an annual basis. We believe that this is critical because our dealers have the relationship with the end user and well-trained and monitored dealer will make the installation of our product run smoother and result in a greater level of customer satisfaction. The success of our dealer network has allowed us to minimize our need to service end users.

Research and Development

     We believe that the timely development and introduction of new products and services are essential to maintaining our competitive position. We devote most of our internal research and development resources to making advances in audio/video software and control technology, firmware and software and mechanical design. We are continually involved in the development, enhancement and expansion of our operating software capabilities as we believe that continued improvements in microprocessors will increase the number of applications capable of running on our installed base of hardware.

     We also believe that working closely with industry leaders in technology, software and Internet content and connectivity is critical to keeping abreast of technological advances and in participating effectively in collaborative efforts to develop new products and services. We will attempt to expand the number of strategic partners, such as Intel and the members of our P3 program, with whom we work. Current areas of focus in our research and development efforts include:

     . Development of new value added services that can be offered to Panja's customers, particularly subscribers to Panja Cast and Broadband Blast;

     . Transitioning our AXCESS and Landmark systems to the NetLinx architecture;

     . Complete development of the Panja 2000, including its initial testing and additional software and hardware development; and

     .  Furthering technology initiatives with our strategic partners.

     We are continuously involved in the refinement, enhancement, and expansion of our operating and application software capabilities. With the continued improvement of microprocessor capability, we believe that this ongoing software research and development is a key means of increasing the number of applications for our products and of extending the life of our hardware systems. As a result, we are investing an increasing proportion of our research and development effort in software development activities.

     Research and development expenses were approximately $4,723,500, $5,367,800, and $7,543,600 in the fiscal years ended March 31, 1998, 1999 and
2000, which represented 8.0%, 7.7%, and 9.6% of net sales in those periods, respectively. Our engineering department is involved in both research and development and customer support and service. Additionally, we have created sales support teams, which are focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with our customers and by creatively responding to customer-expressed needs.

Manufacturing

     We intend to outsource the majority of our manufacturing operations. This outsourcing will extend from prototyping to volume manufacturing and will include activities such as material procurement, final assembly, test, quality control and shipment to our customers. We believe that our outsourced manufacturing strategy will allow us to:

     .  minimize our capital expenditures;

     .  realize economies of scale in manufacturing;

     .  conserve the working capital that would be required to fund inventory;

     .  adjust to manufacturing volumes quickly to meet changes in demand; and

     . increase production without dedicating any additional space to manufacturing operations.

     We believe that additional assembly line efficiencies will be realized due to our product architecture and our commitment to process design. Previously, our manufacturing and assembly operations for our systems and related products were conducted in Dallas, Texas and Salt Lake City, Utah. These will be consolidated in Dallas.

  The principal components of our products are printed circuit boards, electronic components (including microprocessors), displays and metal or plastic housings, substantially all of which will be purchased from outside vendors. We generally buy components under purchase orders and do not have long-term agreements with its suppliers.

Backlog

     We generally ship our standard products promptly following receipt of an order. Our backlog of orders for our standard products has generally been less than 45 days at any given time. While our OEM and other large customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. As a result, we do not consider our backlog to be a meaningful indicator of future sales.

Competition

     The market for our systems is highly competitive. The Panja 1000 offers many functions that compete directly with different appliances around the house. By offering Internet capability, the Panja 1000 competes directly with personal computers, Internet set top box products such as WebTV and other smart appliances which are regularly being announced by our competitors. In April 2000 America Online Inc. and Gateway Inc. announced a new line of iAppliances for the residential market. They committed up to $800.0 million to fund the development and marketing of this new line of iAppliances and will be one of our primary competitors in the iAppliance market. A new market is also developing in Web tablet products. We believe one of the primary competitors in this field is Qubit Technology. Our strategy, rather than compete, is to integrate the competitor products as usable interfaces with our products.

     The Panja 1000's EP3 technology offers consumers an opportunity to move their multimedia content available over the Internet away from their computer and onto their home entertainment system. Management does not believe that this capability is offered by any other system on the market. However, many computers in homes offer a full range of multimedia functions and high quality sound systems.

     The principal direct competitor with our custom residential control systems and custom enterprise control systems is Crestron. Crestron is a privately owned manufacturer of remote control systems for enterprise and residential applications. The residential market is currently extremely diverse in its product functionality, and as a result, has a variety of manufacturers which supply products to the residential market. The enterprise market also has several companies that compete in particular sectors of our business, but with the exception of Crestron, no one else competes in all of them. We assume that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to our products and that such companies may enter one or more of our markets at any time.

Intellectual Property

     We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar intellectual property rights. We currently have 17 United States pending patent applications for our technology. Even if we obtain such patents, that does not guarantee that our patent rights are valuable, create a competitive barrier, or will be free from infringement. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

Government Regulation

     Our domestic business operations are subject to certain federal, state, and local laws and regulations relating to radio frequency and infrared emissions generated by our products. Certain of our products must comply with Federal Communications Commission regulations before the products may be marketed in the United States. There can be no assurance that our products will comply with such regulations or that Federal Communications Commission regulations will remain constant with respect to our current or future products. Failure to comply with Federal Communications Commission regulations for products under development or a change in existing regulations by the Federal Communications Commission that would make products non-compliant could have a material adverse effect on our results of operations. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict our ability to comply with, or the ultimate cost of compliance with, such requirements.

     European Community regulations relating to electromagnetic emissions and immunity testing became effective January 1, 1996. Although most of our products comply with applicable EC regulations, some of our newest products do not yet comply with applicable EC regulations and will not be sold in EC member countries until they comply. Accordingly, failure to receive EC approval on new products may limit or eliminate our ability to sell our new products in EC member countries and would have an adverse effect on our results of operations.

Employees

     As of March 31, 2000, we employed approximately 444 people, including 123 in manufacturing, 182 in selling and marketing activities, 73 in engineering and programming, and 66 in management, administration and finance. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     We occupy buildings that contain approximately 131,000 square feet of floor space. All of this space is leased under agreements that expire at various dates through May 2012. The principal facilities are located as follows:

                                                 Approximate
Location                                         Square Feet                         Description
-------------------------------------------  --------------------  ------------------------------------------------
Dallas, Texas                                      66,309          Offices, engineering, research and development,
                                                                   and production
Salt Lake City, Utah                               29,217          Offices, engineering, research and development,
                                                                   and production
York, England UK                                    9,000          Offices, engineering, and warehouse
Costa Mesa, California                              4,000          Offices
Singapore                                           8,000          Offices and warehouse
Philadelphia, Pennsylvania                         12,817          Offices
Mexico City, Mexico                                 2,000          Offices

     All facilities are suitable for our business and are fully utilized. All furniture and equipment owned and leased by us is well maintained and suitable for our operations. We are in the process of closing our Salt Lake City facilities and moving those operations to Dallas.

     We intend to relocate our principal administrative and engineering facilities from Dallas, Texas to Richardson, Texas during the third and fourth calendar quarters of 2000. We have leased facilities totaling approximately 100,000 square feet at our Richardson facility.

     We consider our current facilities adequate and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of our corporate operations and for our additional sales and service.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Prices

  In November 1995, the Company's common stock, par value $0.01 per share (the "Common Stock"), was admitted for trading on the Nasdaq National Market under
the symbol "AMXX."   In September 1999, the symbol was changed to "PNJA" in
connection with the Company's name change from AMX Corporation to Panja Inc.

  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 1999 and 2000.


Fiscal 1999                                                                             High      Low
----------------------------------------------------------------------------------   --------- ---------
First Quarter.....................................................................     $11.00     $ 7.50
Second Quarter....................................................................       8.88       5.00
Third Quarter.....................................................................       8.75       5.00
Fourth Quarter....................................................................      12.63       7.25

Fiscal 2000
----------------------------------------------------------------------------------
First Quarter.....................................................................     $14.06     $ 8.13
Second Quarter....................................................................      25.06      12.63
Third Quarter.....................................................................      21.25      10.88
Fourth Quarter....................................................................      40.81      14.75

  As of May 31, 2000, there were approximately 3,000 beneficial holders of the Common Stock.

Dividend Policy

  We have never paid dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future in order to retain all available earnings generated by operations for the development and growth of our business. In addition, under the terms of our debt agreements, we may not pay dividends without the prior consent of the lending bank. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

  On December 14, 1999, the Company issued 423,212 shares of its Common Stock for an aggregate purchase price of $5,000,000 to Intel Corporation. We believe that the issuance of securities in the foregoing transaction was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                    (in thousands, except per share amounts)


                                                                          Fiscal Years Ended March 31,
                Income Statement Data:                      1996 (1)         1997        1998        1999       2000
-------------------------------------------------------------------     ----------     -------     -------    -------
Enterprise system sales..................................  $ 30,881        $36,021     $48,116     $54,387    $59,274
Residential system sales.................................     1,850          5,435      10,649      14,886     18,921
                                                         ----------     ----------     -------     -------    -------
Net sales................................................    32,731         41,456      58,765      69,273     78,195
Cost of sales............................................    12,370         17,243      26,401      32,562     37,277
                                                         ----------     ----------     -------     -------    -------
Gross profit.............................................    20,361         24,213      32,364      36,711     40,918
Selling and marketing expenses...........................    10,415         14,263      18,929      21,823     30,061
Research and development.................................     1,858          3,422       4,724       5,368      7,544
General and administrative expenses......................     2,864          4,571       5,092       5,206      6,637
Acquired research and development........................        --          1,230          --          --         --
Restructuring costs......................................        --             --          --          --      2,961(2)
Costs associated with acquisition of minority interest
 and merger of subsidiary................................        --             --       1,694          --         --
                                                         ----------     ----------     -------     -------    -------
Operating income (loss)..................................     5,224            727       1,925       4,314     (6,285)
Interest expense.........................................       535             13         194         340        547
Other income , net.......................................       117            288         159          55         64
                                                         ----------     ----------     -------     -------    -------
Income (loss) before income taxes........................     4,806          1,002       1,890       4,029     (6,768)
Income tax provision (benefit)...........................     1,792          1,371       1,087       1,266     (2,643)
                                                         ----------     ----------     -------     -------    -------

Net income (loss)........................................     3,014        $  (369)        803     $ 2,763    $(4,125)
                                                                        ==========                 =======    =======
Preferred stock dividends, including accretion and
 redemption..............................................    (3,153)(1)                   (177)
                                                           --------                    -------
Net income (loss) applicable to common shareholders......  $   (139)(1)                $   626
                                                           ========                    =======
Earnings (loss) per common share - basic.................    $(0.02)        $(0.05)      $0.08       $0.33     $(0.47)
                                                           ========         ======     =======       =====     ======
Earnings (loss) per common share - diluted...............    $(0.02)        $(0.04)      $0.07       $0.31     $(0.47)
                                                           ========         ======     =======       =====     ======
Shares used for basic earnings (loss) per share..........     5,881          7,769       8,014       8,386      8,734
                                                           ========         ======     =======       =====     ======
Shares used for diluted earnings (loss) per share........     6,500          8,229       8,445       8,988      8,734
                                                           ========         ======     =======       =====     ======


                                                                                 At March 31,
           Balance Sheet Data:                     1996                 1997             1998             1999             2000
---------------------------------------------    --------             -------          -------          -------          -------
Working capital..............................     $ 8,564             $ 8,182          $10,420          $15,352          $14,981
Total assets.................................      14,652              19,741           26,328           31,509           37,126
Long-term debt; including current portion,
 line of credit, and notes payable...........          54                 279            2,449            5,593            3,994

Shareholders' equity.........................      10,714   (1)        11,996           14,864           18,535           22,958

___________

(1) On March 31, 1995, an individual and entities including certain investment funds ("New Shareholders"), purchased

     $7.0 million of Debentures, 120,000 shares of Series A Preferred Stock for $12.0 million, and 3,240,000 shares of Common Stock for $150,000. These proceeds, along with $1.25 million of the Company's cash, were used to redeem 3,240,000 shares of Common Stock from the Company's co-founder and Chairman of the Board and from a charitable remainder trust established by him. For financial reporting purposes, the proceeds of $19,150,000 from the sale of the Debentures, the Series A Preferred Stock and the Common Stock to the New Shareholders were allocated based on the relative fair market values of such securities as determined by an independent valuation commissioned by the Company. Such fair market values were: Debentures, $7.0 million (effective yield of 12.8%); Series A Preferred Stock, $9,474,000 (effective yield of 13%); and Common Stock, $2,676,000 (or $0.83 per share). This transaction did not affect the Company's income statement for the year ended March 31, 1995. Earnings per common share is based on net income after Series A Preferred Stock dividend requirements, accretion of the discount, and redemption of Series A Preferred Stock. On November 21, 1995, the Company completed its initial public offering and utilized a portion of the proceeds thereof to repay outstanding subordinated debentures and the redeemable preferred stock.
(2) Represents restructuring costs recorded for the shutdown of operations in Salt Lake City and disposal of the Synergy division. See Note 9 in the audited financial statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report to Shareholders.

  Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. Among such factors are: industry concentration and the Company's dependence on major customers, competition, risks associated with international operations and entry into new markets, government regulation, variability in operating results, general business and economic conditions, customer acceptance of any demand for the Company's new products, the Company's overall ability to design, test, and introduce new products on a timely basis, reliance on third parties, the Company's ability to manage change, dependence on key personnel, dependence on information systems and changes in technology. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.


Overview

     As the deployment of broadband Internet access into homes and businesses accelerates throughout the United States, we have recognized an opportunity to introduce new products and services that utilize and generate demand for this broadband service. We believe that our strategies in both the residential and enterprise markets, combined with our existing and potential new strategic alliances with major participants in the technology, Internet and broadband industries uniquely position us to be a leader in providing solutions that extend the Internet beyond the PC to numerous iAppliances. We have traditionally generated revenue from the sale of enterprise and residential control systems that we intend to continue to sell through our existing distribution channels, while we add sales of our Panja 1000 through marketing arrangements with broadband Internet service providers, home developers, and other retail channels. We also intend to add revenues through subscriber fees for the Internet access and content we intend to deliver to our subscribers. We believe that these recurring monthly subscriber fees will provide significant revenue and profit opportunities for us in the future. As the array of Internet content and business to consumer offerings expand, we believe that we will be able to increase our services to meet consumers' demands.

History

     Our company was formed in 1982 as AMX Corporation. We established our business by designing, manufacturing and marketing integrated control systems into a broad range of enterprise settings. These settings include corporate boardrooms, training centers, conference rooms, stadiums, schools and theme parks. Our systems are generally comprised of a central controller and a user interface device, such as a touch panel. Our control systems are linked to other electronic devices such as video systems, audio systems, teleconferencing equipment, lighting equipment, security systems, and environmental control systems. As a result, the end-user has one easy-to-use, programmable user interface with which to access and control a broad array of electronic components. For much of our history, we have installed these same systems in upscale residential homes. As the demand for these installations grew, we decided to develop a complete home automation system which provided a more affordable option to the end user than those sold in our enterprise settings.
We formed a new subsidiary in 1995, named PHAST (Practical Home Automation Systems Technology) which has now been merged into Panja, and by 1997 we were shipping our Landmark product line. Our residential sales have achieved tremendous growth and by fiscal year end March 31, 2000, reached $18.9 million, or 24% of our total sales.

     In October 1998 we began to define and create an Internet-based control system to integrate remote control devices and to capitalize on the enhanced connectivity offered by broadband access to deliver Internet content to homes and businesses. Our WebLinx software, introduced in early 1999, integrates the Internet with our existing enterprise and residential systems. By the end of 1999 we had completed the development of our new product architecture, NetLinx, that utilizes a new operating system and central processing unit. This new product architecture, which is used in both enterprise and residential product offerings, also has the capability to extend Internet content and connectivity to our installed systems.

Strategic Partners

     We believe it is important to align ourselves with strategic partners. Accordingly, we have established strategic alliances with and will continue to target relationships with providers of Internet content, providers of broadband connectivity and providers of technology. We intend to pursue these additional relationships in order to maximize opportunities for our products, to speed development of compelling media content for our services, and to further integrate our products into the rapidly evolving Post-PC era for all the markets that we serve.

     We believe our new Internet enabled product offering, the Panja 1000, and the related bundled subscriber services will be distributed primarily through strategic arrangements with companies who provide residential broadband Internet access and we intend to provide a marketing allowance to them for such sales. We believe the Panja 1000 together with other iAppliances will add to the appeal of broadband access in the home. The Panja 1000 and related bundled subscriber services may also be purchased directly from us over the Internet, but we do not expect a significant amount of revenue to be generated from direct sales.

     Our sales historically have consisted and currently consist almost exclusively of hardware sales. We anticipate that we will begin generating sales from our Panja 1000 and its related subscription services during the fiscal year ending March 31, 2001. We recognize our sales when the products are shipped, and we do not accept returns from our dealers, except for warranty claims which have historically amounted to less than 1% of sales. Our enterprise and residential products are sold to audio-visual integrators who must meet high qualification standards to become a Panja dealer. Domestically, we have approximately 1,600 residential and enterprise dealers who resell our control systems to end users, along with a wide variety of audio-visual products. These dealers are managed, within seven geographical territories, by manufacturer's representatives, with an additional three territories managed by our own sales offices. Internationally, where we generate approximately 26% of our sales, we sell our products to an extensive network of 25 distributors and 110 dealers in 50 different countries. As a result of the broad diversification of our revenue base, we do not have any single distributor or dealer that accounts for more than 4% of our sales.

Operations

     Our business has been built on a foundation of excellent customer support, and we have developed a strong reputation for supporting our equipment and our dealers. In order to increase sales of the Panja 1000, we believe that training and support of our strategic partners will be important. To enhance that goal, we intend to include our strategic partners in a training program modeled after our extensive training program that is available to all of our dealers free of charge on a reservation basis. We also provide 24 hour, seven day a week, customer support from our Dallas headquarters for our dealers. We also intend to make this customer support available to our strategic partners.

     We currently outsource all of our board-placement, and most of our assembly requirements. In our Dallas and Salt Lake City facilities we perform some of our assembly operations and all of our Quality Assurance functions. For the last year, approximately 40% of revenues were attributable to products manufactured by our turn-key partners. We intend to seek more of these partners and to rely on these partners to manufacture a majority of our production requirements in the future.

     In December 1999 we announced our intention to move our Salt Lake City operation to our headquarters in Dallas. The Salt Lake City operation was established to develop our residential products by our former PHAST subsidiary. As we have migrated our products towards the common NetLinx platform, we decided it would be more beneficial to have all development take place in one location. We will also achieve greater efficiencies in manufacturing and administration by combining all our operations in Dallas. As of March 31, 2000, we have merged PHAST into Panja, moved the sales, tech support, engineering, and administrative functions to Dallas and we will move our manufacturing functions to Dallas in the fall of 2000, although in the near future we intend to outsource a substantial majority of our manufacturing operations.

     In December 1999 we announced our intention to dispose of our Synergy product line. Our Synergy product sales have decreased over the last two years to $2.2 million or 2.8% of revenues for the year ended March 31, 2000, and the continuation of this business line would have required significant development efforts.

Financings

     In December 1999 we entered into a transaction with Intel Corporation in which Intel purchased both 423,212 shares of our common stock and vested
warrants to purchase another 238,057 shares of our stock for $5.0 million.   In
addition to the stock purchase, we entered into a Business Agreement to explore opportunities to partner with Intel's Home Products Group. There are 79,352 warrants associated with the Business Agreement that vest upon occurrence of certain events.

Results of Operations

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in our consolidated statements of income for each of the three years in the period ended March 31, 2000:

                                                                                      Fiscal Year Ended March 31,
                                                                                1998             1999            2000
                                                                            ------------      -----------     -----------
Enterprise system sales.....................................................        81.9%            78.5%           75.8%
Residential system sales....................................................        18.1             21.5            24.2
                                                                            ------------      -----------     -----------
Net sales...................................................................       100.0            100.0           100.0
Cost of sales...............................................................        44.9             47.0            47.7
                                                                            ------------      -----------     -----------
Gross profit................................................................        55.1             53.0            52.3
Selling and marketing expenses..............................................        32.2             31.5            38.4
Research and development expenses...........................................         8.0              7.8             9.6
Restructuring costs.........................................................          --               --             3.8
Costs associated with acquisition of minority interest and
   merger of subsidiaries...................................................         2.9               --              --
General and administrative expenses.........................................         8.7              7.5             8.5
                                                                            ------------      -----------     -----------
Operating income (loss).....................................................         3.3              6.2            (8.0)
Interest expense............................................................         0.3              0.5             0.8
Other income, net...........................................................         0.3              0.1             0.1
                                                                            ------------      -----------     -----------
Income (loss) before income taxes...........................................         3.3              5.8            (8.7)
Income tax provision (benefit)..............................................         1.9              1.8            (3.4)
                                                                            ------------      -----------     -----------
Net income (loss)...........................................................         1.4%             4.0%          (5.3)%
                                                                            ============      ===========     ===========

2000 Results Compared to 1999 (All References are to Fiscal Years)

     We recorded sales during the fiscal years ended March 31, 1999 and 2000 as follows:

Market                         March 31, 1999                March 31, 2000             Change
------                      --------------------           ------------------       --------------
Enterprise:
Domestic                             $29,783,943                  $34,368,522                15.4%
International                         20,418,275                   20,858,306                 2.2%
OEM                                    1,756,542                    1,831,101                 4.2%
Educational                            2,428,018                    2,215,801               (8.8)%
                          ----------------------         --------------------     ---------------
    Total Enterprise                  54,386,778                   59,273,730                 9.0%
                          ----------------------         --------------------     ---------------

Residential                           14,886,632                   18,920,671                27.1%
                          ----------------------         --------------------     ---------------
    Total Sales                      $69,273,410                  $78,194,401                12.9%
                          ======================         ====================     ===============

     Our total sales increased 13% compared to last year. Enterprise sales grew 9% and residential sales grew 27%. Of the markets making up enterprise sales, domestic sales grew 15% over the same period last year and OEM sales increased 4% over the same period last year. International sales increased 2% from the same period last year and educational sales decreased 9% from the same period last year. Our domestic sales growth rate this period is comparable to the sales growth rate in prior years. International sales have grown approximately 30% in prior years but have experienced significant reductions in sales to Canada and Mexico during the current year. This has more than offset growth in sales into Asia and the Pacific Rim over the same period last year. Our sales into Europe are slightly less than they were in the same period last year. Educational sales have been adversely affected by competitive factors which resulted in the announcement to dispose of this division as previously discussed. Our growth in residential sales is lower than the prior year's growth, but remains constant in terms of actual sales dollars. These sales continue to benefit from the expansion of the market for home automation.

     Our gross margins declined slightly from the previous year. Gross margins in our PHAST product line have improved as a percent of sales by 40% from the same period last year. This increase in PHAST gross margins is due to increased production efficiencies, the elimination of the AudioEase product line, the reduction of overhead costs as a result of the consolidation of purchasing with our Dallas operations, and the fact that there was a write off of inventory in the same period last year resulting from our decision to discontinue the AudioEase product line. However, gross margins in other product lines have decreased from the same period last year as a result of the increased sales of the Viewpoint product, as well as from increased competitive pricing pressures. The Company expects to begin selling the Panja 1000 beginning in fiscal 2001. The gross margin on sales of the Panja 1000 are expected to be lower than our existing product offerings, but the Company does not expect overall gross margins to be significantly affected in the year ending March 31, 2001.

     Operating expenses, exclusive of restructuring costs, were 56.5% of total sales, which represents an increase of approximately 10% over the same period last year. Selling and marketing expenses accounted for 6.9% of the total 10% increase. We have expended significant efforts and costs to create market recognition for the Panja brand and for our new consumer products. These additional efforts have included attending several trade shows focusing on Internet content, infrastructure and distribution.

      Our research and development expenses increased 1.8% as a percent of sales over the same period last year. We incurred increased expenses due to our efforts in developing our new NetLinx operating platform that provides our products with Internet functionality and connectivity. We also incurred an additional $818,000 in costs for the development of its WebLinx software, which was capitalized.

     We recorded restructuring costs of $3.8 million during the quarter ended December 31, 1999 as a result of our decision to close our manufacturing facility and offices in Salt Lake City and move these operations to Dallas, Texas, and as a result of our decision to dispose of our Synergy division. Restructuring costs associated with employees' severance packages, leases associated with the Salt Lake City facilities, a write-down of fixed assets to their estimated fair market value, and shut down costs were included in the $3.4 million charge included in operating expenses. Another $318,000 associated with Synergy related inventory was charged to cost of goods sold in conjunction with this announcement.

     Our effective tax rate of 39% is slightly higher than last year. We currently have a net U.S. deferred tax asset of $3.4 million. Utilization of the deferred tax asset is dependent on our ability to generate future taxable income in excess of our existing taxable temporary differences. We recognized this asset because we believe that it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on our belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset. Should our belief regarding our ability to generate such amounts of future taxable income change, we would be required to reduce this asset and incur a charge against earnings for such reduction.

1999 Results Compared to 1998 (All References are to Fiscal Years)

     We recorded sales during the fiscal years ending March 31, 1998 and 1999 as follows:

Market                       March 31, 1998               March 31, 1999                Change
------                 ------------------------     -------------------------     ----------------
Enterprise:
Domestic                            $26,059,132                   $29,783,943                14.3%
International                        16,190,701                    20,418,275                26.1%
OEM                                   2,474,085                     1,756,542              (29.0)%
Educational                           3,392,357                     2,428,018              (28.4)%
                       ------------------------     -------------------------     ---------------
    Total Enterprise                 48,116,275                    54,386,778                13.0%
                       ------------------------     -------------------------     ---------------

Residential                          10,648,243                    14,886,632                39.8%
                       ------------------------     -------------------------     ---------------
    Total Sales                     $58,764,518                   $69,273,410                17.9%
                       ========================     =========================     ===============

     We realized the largest increase in our residential market, which had been the focus of tremendous product development during the last three years. Our former subsidiary, PHAST, realized sales growth of 45% for its home automation products. This growth was the result of several factors. Due to their ease of use and lower price, our home automation products were targeted to a broader market than our other systems. Also, as utilization of technology has increased in all facets of our society, demand for home automation has increased as more people seek the use of technology in their homes.

     Our international sales continued their strong growth pattern, increasing 26% over the previous year. We continued to focus on growth in the international market with the expansion of our staffing in our Singapore office and in our subsidiary in the United Kingdom. Although sales into the Asian market were down 12% from the previous year, we realized significant growth of our sales in Canada and Mexico.

     Domestic sales increased 14% over the previous year. This growth rate was less than in previous years due to competitive pricing practices that were brought on by our main competitor. However, we continued to experience higher than average growth from our largest dealers. We also introduced new products that provided comparable features at a lower price point.

     OEM sales were $717,000 below the previous year because we lost our largest OEM customer due to an acquisition. As a result, we reduced our focus on OEM sales efforts. Our educational products realized a significant decrease in sales compared to the previous year. This was due to a shift in demand for distance learning products and certain competitive factors.

     While residential sales increased, these products realized lower than anticipated gross margin because of lower than anticipated production and design instability. Our gross margins declined 2.1% as a percent of revenue from the prior year. Additionally, we did not achieve high enough production volumes in our Salt Lake City facility to realize the benefits of large quantity purchasing programs. Accordingly, our absorption of overhead expenses was limited, thus reducing our margins. The enterprise market experienced a large amount of consolidation of the dealers and integrators, and as such, there were more efforts to receive price concessions by these dealers causing them to consolidate their purchasing efforts and increase volume.

     Operating expenses decreased as a percentage of sales, from 51.8% to 46.8%. In 1998 we recorded expenses attributable to the acquisition and merger of our AudioEase subsidiary into our PHAST subsidiary. A further reduction in operating expenses was achieved as result of the 45% increase in sales at our PHAST subsidiary, which did not require a corresponding increase in the operating expenses of the company. Moreover, we continued to focus our efforts on decreasing general and administrative expenses as a percent of sales during the year.

     During 1999, we recognized a write off of inventory and receivables at our PHAST subsidiary, impacting gross margins by $1.7 million. This write off was primarily a result of discontinued products from our former subsidiary, AudioEase. AudioEase and PHAST were merged in October 1997, and the two operations were combined in Salt Lake City. Panja continued to sell AudioEase products after the merger. However, development of the product line at PHAST and its continued acceptance in the marketplace created duplication and confusion with the AudioEase products which resulted in the decision to discontinue the AudioEase products. This decision allowed our dealers to concentrate their efforts on PHAST products.

Liquidity and Capital Resources

     For the past three years, we have satisfied our operating cash requirements principally through cash flow from operations and our line of credit. In the year ended March 31, 2000, we used $1.8 million of cash in operations. Cash used in investing activities in the year ended March 31, 2000 was $4.8 million, and was primarily related to $3.5 million of purchases of computers, furniture, and for training facilities. Additionally, we capitalized $818,000 in costs associated with the development of our WebLinx software. Cash generated through financing activities was $5.8 million, resulting primarily from a $5.0 million investment from Intel on December 14, 1999 and cash received upon the exercise of stock options, offset by $1.6 million of repayments on long-term debt.

     We have a $7.5 million revolving line of credit agreement that expires on September 30, 2000. The line of credit provides for interest at our choice of the prime lending rate or 2.5% over the London Inter-Bank Offered Rate. At March 31, 2000, and 1999, there was no outstanding balance under the revolving loan agreement.

     We believe that cash flow from operations, our existing cash resources, and funds available under our revolving loan facility will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. We spent approximately $3.5 million for capital expenditures in fiscal 2000. We expect to spend approximately $8.2 million in fiscal 2001, associated primarily with the purchase of furniture and equipment and build-out costs related to the relocation of our principal administrative and engineering facilities, and the purchase of an Enterprise Resource Planning system. An important element of our business strategy has been, and continues to be, the acquisition of similar businesses and complementary products and technology and the integration of such businesses and products and technology into our existing operations. Such future acquisitions, if they occur, may require that we seek additional funds.

Contingencies

     From time to time, the Company is a party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operations, financial position, or liquidity.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently use derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the operating results or financial position of the Company.

Year 2000 Update

     Through the first three months of the year 2000, our operations are functioning normally and have not experienced any significant issues associated with the Year 2000 problem. While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer Year 2000 support to customers and monitor our own operations for compliance.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS.

  The Company had outstanding debt of $4.0 million and $5.6 million at March 31, 2000 and 1999, respectively. This debt represents 11% and 18% of total assets at those respective dates. The Company's long-term debt currently has an average maturity of 2.1 years and interest rates averaging 7.9%.

  The Company does have an exposure to changing interest rates as the interest rates on its debt instruments are variable at the bank's contract rate, which is comparable to prime. A hypothetical 10% increase or decrease in market interest rates over the next year would cause a change in the Company's interest expense of approximately $72,000. However, changing interest rates do not materially impact the fair value of the Company's debt instruments due to the variability of the interest rates on these instruments.

  Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was approximately $1.0 million and $1.8 million at March 31, 2000 and 1999 respectively. The Company invests its cash mainly in repurchase agreements.

  To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

  The Company transacts business in various foreign currencies through its wholly owned subsidiaries in York, England and Singapore. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments. A hypothetical 10% plus or minus fluctuation in non-U.S. exchange rates would have an earnings impact of approximately $15,000 based on March 31, 2000 balances and rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The presentation of Directors and Executive Officers of the Registrant appears in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") which is incorporated by reference herein.

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


      +2.1  Agreement and Plan of Merger dated March 31, 2000 between PHAST Corporation and Panja Inc.
       3.1  Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from
            Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, File no. 333-2202).
       3.2  Amended and Restated Bylaws of the Registrant, as amended (Incorporated by reference from Exhibit
            3.2 to the Company's Form 10-Q, for the period ending September 30, 1997, File no. 0-26924).
       4.1  Specimen Certificate for Common Stock of Registrant (Incorporated by reference from Exhibit 4.1 to the Company's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).
       4.2  Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt and Billie I. Williamson
            (Incorporated by reference from Exhibit 4.2 to the Company's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).
       4.3  First Amendment dated September 12, 1995 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York,
            Joe Hardt, and Billie I. Williamson (Incorporated by reference from Exhibit 4.3 to the Company's
            Form S-1 filed September 13, 1995, as amended, File no. 33-96886).
       4.4  Declaration of Registration Rights made October 14, 1997, by the Company for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement, as hereinafter defined (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, for the period ending December 31, 1997, File no. 0-26924).
       4.5  Common Stock Warrant No. 001 issued to Intel Corporation to purchase 238,057 shares of Common Stock
            (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, for the period ending
            December 31, 1999, File no. 0-26924).
       4.6  Common Stock Warrant No. 002 issued to Intel Corporation to purchase 79,352 shares of Common Stock
            (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, for the period ending
            December 31, 1999, File no. 0-26924).
       4.7  Securities Purchase and Investor Rights Agreement dated December 15, 1999 (Incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, for the period ending December 31, 1999, File no.
            0-26924).
      10.1  Panja Inc. 1993 Stock Option Plan, accompanied by forms of Incentive Stock Option and Non-qualified
            Stock Option Agreements (Incorporated by reference from Exhibit 10.1 to the Company's Form S-1 filed
            September 13, 1995, as amended, File no. 33-96886).
      10.2  Panja Inc. 1995 Stock Option Plan, accompanied by form of Stock Option Agreement and form of
            Exercise Notice (Incorporated by reference from Exhibit 10.2 to the Company's Form S-1 filed
            September 13, 1995, as amended, File no. 33-96886).
      10.3  1995 Director Stock Option Plan, accompanied by form of Director Stock Option Agreement and form of
            Exercise Notice (Incorporated by reference from Exhibit 10.3 to the Company's Form S-1 filed
            September 13, 1995, as amended, File no. 33-96886).
      10.4  1996 Employee Stock Purchase Plan, accompanied by forms of Enrollment/Change Form, Section 16b
            Participation Form and Stock Purchase Agreement (Incorporated by reference from Exhibit 10.4 to the

            Company's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).
      10.5  Commercial Lease Agreement dated January 2, 1992 between Registrant and New England Mutual Life
            Insurance Company, as amended (Incorporated by reference from Exhibit 10.5 to the Company's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).
      10.6  Second Amendment to Lease dated February 12, 1997 between the Registrant and Merit Industrial
            Properties Limited Partnership (Incorporated by reference from Exhibit 10.17 to the Company's Form
            10-K for the fiscal year ending March 31, 1997, File no. 0-26924).
      10.7  Third Amendment to Lease dated May 1, 1997 between the Registrant and Merit Industrial Properties
            Limited Partnership (Incorporated by reference from Exhibit 10.18 to the Company's Form 10-K for the fiscal year ending March 31, 1997, File no. 0-26924
      10.8  Promissory Note dated January 2, 1997, from Joe Hardt to Registrant in the original principal amount of $22,125 (Incorporated by reference from Exhibit 10.19 to the Company's Form 10-K for the fiscal year ending March 31, 1997, File no. 0-26924)
      10.9  Promissory Note dated July 2, 1996, from Joe Hardt to Registrant in the original principal amount of
            $22,125 (Incorporated by reference from Exhibit 10.20 to the Company's Form 10-K for the fiscal year ending March 31, 1997, File no. 0-26924
     10.10  Promissory Note dated January 2, 1998, from Joe Hardt to Registrant in the original principal amount of $22,125 (Incorporated by reference from Exhibit 10.21 to the Company's Form 10-K for the fiscal year ending March 31, 1998, File no. 0-26924.
     10.11  Stock Purchase Agreement dated as of October 14, 1997, by and among the Company, Will West, Eric
            Smith, Ron Wells, Carmelo J. Santoro, Scott D. Miller, PHAST Corporation, and certain employees of
            PHAST (the "Stock Purchase Agreement") (Incorporated by reference from Exhibit 2.1 to the Company's
            Registration Statement on Form S-3, filed November 19,1997, File no. 333-40557).
     10.12  Employment Agreement dated October 1998 between the Company and Joe Hardt (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q, for the period ending December 31, 1998, File no.
            0-26924)
     10.13  Employment Agreement dated October 1998 between the Company and Tom Hite (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q, for the period ending December 31, 1998, File no.
            0-26924)
     10.14  Panja Inc. 1999 Equity Incentive Plan (Incorporated by reference from Exhibit 10.25 to the Company's
            Form 10-K for the fiscal year ending March 31, 1999, File no. 0-26924.
     10.15  Subscription Agreement dated January 15, 1999, between the Company and John F. McHale (Incorporated by reference from Exhibit 10.26 to the Company's Form 10-K for the fiscal year ending March 31,
            1999, File no. 0-26924.
     10.16  Stock Purchase Agreement dated March 30, 1999, by and between the Company, Summit Ventures III,
            L.P., Summit Subordinated Debt Fund, L.P., and Summit Investors II, L.P (Incorporated by reference from Exhibit 10.27 to the Company's Form 10-K for the fiscal year ending March 31, 1999, File no.
            0-26924.
    +10.17  Promissory Note dated January 5, 2000, from Peter York to Registrant in the original principal amount of $100,000.
    +10.18  Promissory Note dated March 6, 2000, from David E. Chisum to Registrant in the original principal amount of $22,237.
     +21.1  Schedule of Subsidiaries.
     +23.1  Consent of Independent Auditors.
     +27.1  Financial Data Schedule.

___________

    +    Filed herewith.
  (b)    Reports on Form 8-K.
         None

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PANJA INC.


                               By: /s/ Joe Hardt
                                  _________________________________________
                                  Joe Hardt, Chief Executive Officer, and
                                    President
                                  June 22, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.


                Signature                                  Title                       Date
-----------------------------------------   -----------------------------------    --------------
         /s/ John F. McHale
_________________________________________   Chairman of the Board and Director     June 22, 2000
            John F. McHale

            /s/ Joe Hardt
_________________________________________   President, Chief Executive Officer,    June 22, 2000
               Joe Hardt                    and Director
                                            (Principal Executive Officer)

          /s/ Peter D. York
_________________________________________   Vice Chairman,                         June 22, 2000
              Peter D. York                 Assistant Secretary, and Director

        /s/ Paul D. Fletcher
_________________________________________   Chief Financial Officer and            June 22, 2000
            Paul D. Fletcher                Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

         /s/ Harvey B. Cash
_________________________________________   Director                               June 22, 2000
             Harvey B. Cash

          /s/ J. Otis Winters
_________________________________________   Director                               June 22, 2000
             J. Otis Winters

         /s/ Scott D. Miller
_________________________________________   Director                               June 22, 2000
             Scott D. Miller

                                   PANJA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                         ------
Report of Independent Auditors........................................................................    F-2
Consolidated Balance Sheets at March 31, 1999 and 2000................................................    F-3
Consolidated Statements of Operations for the years ended March 31, 1998, 1999 and 2000...............    F-5
Consolidated Statements of Shareholders' Equity  for the years ended
March 31, 1998, 1999 and 2000.........................................................................    F-6
Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1999 and 2000...............    F-7
Notes to Consolidated Financial Statements............................................................    F-8

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Panja Inc.

  We have audited the accompanying consolidated balance sheets of Panja Inc. as of March 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panja Inc. at March 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                    Ernst & Young LLP


May 2, 2000

Dallas, Texas

                                   PANJA INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            March 31,
                                                                                   1999                 2000
                                                                              ---------------      ---------------
Current assets:
   Cash and cash equivalents..................................................    $ 1,801,756          $   986,648
   Receivables - trade and other, less allowance for doubtful accounts of
    $420,000 for 1999 and $382,000 for 2000...................................      9,796,261            9,555,649
   Inventories................................................................     10,990,262           11,927,737
   Prepaid expenses...........................................................      1,028,767            1,577,535
   Income taxes receivable....................................................             --              948,548
   Deferred income taxes......................................................        708,805            1,107,484
                                                                              ---------------      ---------------
Total current assets..........................................................     24,325,851           26,103,601
Property and equipment, at cost, net..........................................      5,693,836            6,239,467
Capitalized software, less accumulated amortization of $39,000................             --              779,212
Deposits and other............................................................        732,826            1,230,244
Deferred income taxes.........................................................             --            2,265,019
Goodwill, less accumulated amortization of $370,000 for 1999 and
  $618,000 for 2000...........................................................        756,316              508,589
                                                                              ---------------      ---------------
Total assets..................................................................    $31,508,829          $37,126,132
                                                                              ===============      ===============

                                   PANJA INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               March 31,
                                                                                      1999                  2000
                                                                              ------------------     -----------------
Current liabilities:
   Accounts payable...........................................................       $ 4,076,799           $ 4,792,793
   Current portion of long-term debt..........................................         1,684,000               948,050
   Accrued compensation.......................................................         1,504,118             2,009,219
   Accrued restructuring costs................................................                --             1,917,342
   Accrued sales commissions..................................................           667,051               730,457
   Accrued dealer incentives..................................................           442,561               356,373
   Other accrued expenses.....................................................           212,354               368,386
   Income taxes payable.......................................................           386,634                    --
                                                                              ------------------     -----------------
Total current liabilities.....................................................         8,973,517            11,122,620

Deferred income taxes.........................................................            90,963                    --

Long-term debt................................................................         3,909,284             3,045,745

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none...................................................                --                    --
   Common stock, $0.01 par value:
       Authorized shares -- 40,000,000
       Issued shares -- 8,961,974 for 1999 and 9,860,650 for 2000.............            89,620                98,607
   Additional paid-in capital.................................................         9,419,066            17,920,112
   Accumulated other comprehensive income (loss)..............................           (23,333)               14,799
   Retained earnings..........................................................        13,517,996             9,392,533
   Less treasury stock (496,476 shares for 1999 and 2000).....................        (4,468,284)           (4,468,284)
                                                                              ------------------     -----------------
Total shareholders' equity....................................................        18,535,065            22,957,767
                                                                              ------------------     -----------------
Total liabilities and shareholders' equity....................................       $31,508,829           $37,126,132
                                                                              ==================     =================


                            See accompanying notes.

                                   PANJA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year ended March 31,
                                                                     1998                 1999                 2000
                                                               ---------------      ---------------     ----------------
Enterprise system sales........................................    $48,116,275          $54,386,778          $59,273,730
Residential system sales.......................................     10,648,243           14,886,632           18,920,671
                                                               ---------------      ---------------     ----------------
   Net sales...................................................     58,764,518           69,273,410           78,194,401
Cost of sales..................................................     26,400,787           32,562,258           37,276,680
                                                               ---------------      ---------------     ----------------
   Gross profit................................................     32,363,731           36,711,152           40,917,721
Selling and marketing expenses.................................     18,929,272           21,822,842           30,061,093
Research and development expenses..............................      4,723,488            5,367,838            7,543,617
Restructuring costs............................................             --                   --            2,960,667
Costs associated with acquisition of minority interest and
 merger of subsidiaries........................................      1,693,747                   --                   --

General and administrative expenses............................      5,092,222            5,206,021            6,636,925
                                                               ---------------      ---------------     ----------------
   Operating income (loss).....................................      1,925,002            4,314,451           (6,284,581)
Interest expense...............................................       (194,189)            (340,324)            (547,524)
Other income, net..............................................        159,307               55,051               63,842
                                                               ---------------      ---------------     ----------------
Income (loss) before income taxes..............................      1,890,120            4,029,178           (6,768,263)
Income tax provision (benefit).................................      1,086,934            1,266,286           (2,642,800)
                                                               ---------------      ---------------     ----------------
Net income (loss)..............................................        803,186          $ 2,762,892          $(4,125,463)
                                                                                   ================     ================
Preferred stock dividends......................................       (177,000)
                                                               ---------------
Net income applicable to common shareholders...................    $   626,186
                                                               ===============
Basic earnings (loss) per share................................          $0.08                $0.33               $(0.47)
                                                               ===============      ===============     ================
Diluted earnings (loss) per share..............................          $0.07                $0.31               $(0.47)
                                                               ===============      ===============     ================


                            See accompanying notes.

                                   PANJA INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      Common  Stock
                                  ---------------------
                                                             Additional
                                  Number  of                  Paid-in         Retained
                                    Shares       Amount       Capital         Earnings
                                  -------------------------------------------------------
Balance at March 31, 1997......     7,832,791    $78,328     $ 1,826,453      $10,128,918
Net income.....................            --         --              --          803,186
Equity adjustment from foreign
 currency translation..........            --         --              --               --
Total comprehensive income.....            --         --              --               --
Dividends accrued on
 subsidiary preferred stock....            --         --              --         (177,000)
Exercise of stock options,
 including tax benefit of
 $87,705, and purchases under
 employee stock purchase plan..        57,625        576         264,872               --
Stock issued to purchase 20%
 of PHAST......................       350,814      3,508       1,890,887               --
Sale of common stock...........        19,928        200          97,470               --
                               ----------------------------------------------------------
Balance at March 31, 1998......     8,261,158     82,612       4,079,682       10,755,104
Net income.....................            --         --              --        2,762,892
Equity adjustment from foreign
 currency translation..........            --         --              --               --
Total comprehensive income.....
Purchase of treasury stock.....            --         --              --               --
Cancellation of treasury stock.        (5,208)       (52)        (46,820)              --
Exercise of stock options,
 including tax benefit of
 $34,802, and purchases under
 employee stock purchase plan..        58,050        580         254,344               --
Sale of common stock...........       647,974      6,480       5,131,860               --
                               ----------------------------------------------------------
Balance at March 31, 1999......     8,961,974     89,620       9,419,066       13,517,996
Net loss.......................            --         --              --       (4,125,463)
Equity adjustment from foreign
 currency translation..........            --         --              --               --
Total comprehensive loss.......
Exercise of stock options,
 including tax benefit of
 $1,132,905, and purchases
 under employee stock purchase
 plan..........................       475,464      4,755       3,576,847               --
Sale of common stock...........       423,212      4,232       4,924,199               --
                               ----------------------------------------------------------
Balance at March 31, 2000......     9,860,650    $98,607     $17,920,112      $ 9,392,533
                               ==========================================================




                                     Treasury Stock           Accumulated
                               --------------------------        Other               Total
                                Number  of                   Comprehensive       Shareholders'
                                  Shares         Amount      Income (Loss)          Equity
                               ----------------------------------------------------------------
Balance at March 31, 1997......      (5,208)  $   (46,872)          $  9,569        $11,996,396
Net income.....................          --            --                 --            803,186
Equity adjustment from foreign
 currency translation..........          --            --           (16,490)            (16,490)
                                                                            -------------------
Total comprehensive income.....          --            --                 --            786,696
Dividends accrued on
 subsidiary preferred stock....          --            --                 --           (177,000)
Exercise of stock options,
 including tax benefit of
 $87,705, and purchases under
 employee stock purchase plan..          --            --                 --            265,448
Stock issued to purchase 20%
 of PHAST......................          --            --                 --          1,894,395
Sale of common stock...........          --            --                 --             97,670
                               ----------------------------------------------------------------
Balance at March 31, 1998......      (5,208)      (46,872)           (6,921)         14,863,605
Net income.....................          --            --                 --          2,762,892
Equity adjustment from foreign
 currency translation..........          --            --           (16,412)            (16,412)
                                                                            -------------------
Total comprehensive income.....                                                       2,746,480
Purchase of treasury stock.....    (496,476)   (4,468,284)                --         (4,468,284)
Cancellation of treasury stock.       5,208        46,872                 --                 --
Exercise of stock options,
 including tax benefit of
 $34,802, and purchases under
 employee stock purchase plan..          --            --                 --            254,924
Sale of common stock...........          --            --                 --          5,138,340
                               ----------------------------------------------------------------
Balance at March 31, 1999......    (496,476)   (4,468,284)          (23,333)         18,535,065
Net loss.......................          --            --                 --         (4,125,463)
Equity adjustment from foreign
 currency translation..........          --            --             38,132             38,132
                                                                            -------------------
Total comprehensive loss.......                                                      (4,087,331)
Exercise of stock options,
 including tax benefit of
 $1,132,905, and purchases
 under employee stock purchase
 plan..........................          --            --                 --          3,581,602
Sale of common stock...........          --            --                 --          4,928,431
                               ----------------------------------------------------------------
Balance at March 31, 2000......    (496,476)  $(4,468,284)          $ 14,799        $22,957,767
                               ================================================================

                            See accompanying notes.

                                   PANJA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended March 31,
                                                                      1998                 1999                 2000
                                                               -----------------     ----------------     ----------------
Operating Activities
Net income (loss)..............................................      $   803,186          $ 2,762,892          $(4,125,463)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization...............................        2,148,805            2,304,063            3,216,872
   Provision (credit) for losses on receivables................          366,000              (40,000)             (38,000)
   Provision for inventory obsolescence........................           69,698              584,408               43,698

   Costs associated with acquisition of minority interest......        1,526,996                   --                   --
   Deferred income taxes.......................................          (43,365)            (470,879)          (1,621,756)
   Changes in operating assets and liabilities:
       Receivables.............................................       (3,971,835)             519,964              278,612
       Inventories.............................................       (4,112,244)          (2,571,933)            (981,173)
       Prepaid expenses........................................         (296,560)            (260,275)            (548,768)
       Accounts payable........................................          607,787              209,942              715,994
       Accrued expenses........................................           47,348               73,536            2,555,693
       Income taxes............................................          785,785             (357,234)          (1,335,182)
                                                               -----------------     ----------------     ----------------
Net cash provided by (used in) operating activities............       (2,068,399)           2,754,484           (1,839,473)

Investing Activities
Purchase of property and equipment.............................       (2,091,191)          (3,233,101)          (3,475,896)
Investment in capitalized software.............................          (22,500)                  --             (818,092)
Increase in other assets.......................................         (221,473)            (299,384)            (497,418)

Minority interest in PHAST.....................................          (25,490)          (1,652,000)                  --
                                                               -----------------     ----------------     ----------------
Net cash used in investing activities..........................       (2,360,654)          (5,184,485)          (4,791,406)

Financing Activities
Sale of common stock -- net of expenses, and exercise of stock
   options.....................................................          363,120            5,393,264            7,377,128

Net purchases of treasury stock................................               --           (4,468,284)                  --
Net increase (decrease) in line of credit and notes payable....        2,215,677           (2,403,437)                  --
Proceeds from long-term debt...................................               --            5,970,485                   --
Repayments of long-term debt...................................          (46,131)            (422,801)          (1,599,489)
                                                               -----------------     ----------------     ----------------
Net cash provided by financing activities......................        2,532,666            4,069,227            5,777,639
Effect of exchange rate changes on cash........................          (16,490)             (16,412)              38,132
                                                               -----------------     ----------------     ----------------
Net increase (decrease) in cash and cash equivalents...........       (1,912,877)           1,622,814             (815,108)
Cash and cash equivalents at beginning of period...............        2,091,819              178,942            1,801,756
                                                               -----------------     ----------------     ----------------
Cash and cash equivalents at end of period.....................      $   178,942          $ 1,801,756          $   986,648
                                                               =================     ================     ================


                            See accompanying notes.

                                   PANJA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

  Panja Inc. (the "Company") was organized in March 1982. The Company designs, develops, and markets advanced electronic equipment and software that enable the distribution of Internet content to non-PC devices in both the residential and enterprise market. The Company sells primarily to dealers and distributors in the United States, Canada, Mexico, Central America, Europe, Australia, the Middle East, and the Far East.

Principles of Consolidation

  The Company's financial statements include the accounts of all majority-owned subsidiaries. All significant inter-company balances have been eliminated.

Cash Equivalents

  Cash equivalents include any temporary investments with an initial maturity of three months or less. Cash equivalents consist of bank repurchase obligations with maturities generally of seven days or less.

Inventories

  Inventories are stated at the lower of cost or market. Cost approximates current average cost.

Depreciation

  Depreciation of property and equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally using the straight-line depreciation method. The estimated lives used in determining depreciation range from 3 to 10 years.

Concentration of Credit Risk

  During the years ended March 31, 1998, 1999, and 2000, the Company realized approximately 28%, 30%, and 27%, respectively, of total revenues from foreign sales and had approximately 38% and 22%, respectively, of trade receivables due from foreign customers at March 31, 1999 and 2000. The Company has operations outside the U.S. in the United Kingdom and Singapore. The net assets of these locations represented 13% and 1%, respectively, of consolidated net assets at March 31, 2000, and 12% and 1%, respectively at March 31, 1999.

  The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible credit losses, which, when realized, have been within the range of management's expectations.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently use derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the operating results or financial position of the Company.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

  Revenue is recognized upon shipment of the product and transfer of title to the customer.

Income Taxes

  The Company's income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not such benefit will be realized.

Capitalized Software

  The cost (including coding and testing) of producing software is capitalized once technological feasibility is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Capitalized software costs are amortized on a product-by-product basis using the greater of the amounts computed on the straight-line method over the remaining estimated economic life of the product or using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product. Amortization of capitalized software begins when the products are available for general release to customers.

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

Stock Based Employee Compensation

  The Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board Opinion No. 25 and related interpretations.

Advertising

  The Company expenses the costs of advertising when incurred. Advertising costs were $440,000, $221,000 and $469,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

  The components of inventories are as follows:

                                                                                               March 31,
                                                                                       1999                2000
                                                                                 ---------------     ---------------
Raw materials....................................................................    $ 5,557,286         $ 7,826,200
Work in progress.................................................................        788,733             606,468
Finished goods...................................................................      5,358,651           4,253,175
Reserve for obsolescence.........................................................       (714,408)           (758,106)
                                                                                 ---------------     ---------------
                                                                                     $10,990,262         $11,927,737
                                                                                 ===============     ===============

3. Property and Equipment

  The general classes of property and equipment are as follows:

                                                                                              March 31,
                                                                                       1999                 2000
                                                                                 ---------------     ---------------
Equipment, including computers................................................       $10,002,248          $11,576,578
Furniture and fixtures........................................................         1,388,754            2,862,986
Leasehold improvements........................................................           462,525              576,637
Vehicles......................................................................           119,253               87,665
                                                                              ------------------    -----------------
                                                                                      11,972,780           15,103,866
Less accumulated depreciation.................................................         6,278,944            8,864,399
                                                                              ------------------    -----------------
                                                                                     $ 5,693,836          $ 6,239,467
                                                                              ==================    =================

  Depreciation expense was approximately $1,774,000, $1,887,000, and $2,930,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

4. Debt

  The Company has a $7,500,000 revolving line of credit agreement expiring September 30, 2000. At March 31, 1999 and March 31, 2000 there were no amounts outstanding under the line of credit agreement. The line of credit agreement provides for a borrowing base computation based on accounts receivable and inventories. At March 31, 2000, $7,150,000 was available under this agreement as $350,000 has been allocated to support an outstanding letter of credit. Advances under the line bear interest at the bank's contract rate set at the time of the borrowing, which is comparable to prime. Collateral for the loan consists of a security interest in accounts receivable, inventories, and property and equipment. The agreement requires the maintenance of certain financial ratios and equity levels and restricts payment of dividends.

  On March 31, 1999, the Company obtained a $10,000,000 credit facility from its primary banking institution to be used to repurchase common stock of the Company. The Company borrowed $4,468,284 against this facility. The loan bears interest at the bank's current rate, which is comparable to prime. Collateral for the facility consists of a security interest in accounts receivable, inventories, and property and equipment. Beginning October 31, 1999 principal payments have been made based on a four-year amortization schedule. As of March 31, 1999 and 2000, the unpaid principle balance was $4,468,284 and $3,993,795, respectively. Periodic principal payments will continue until April 2002, at which time the remaining unpaid principal balance is due. The agreement requires the maintenance of certain financial ratios and equity levels. Based on current market rates, management believes the carrying value of its debt approximates fair value.

  Interest paid amounted to approximately $194,000, $340,000, and $548,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

  Future maturities of long-term debt at March 31, 2000, are as follows:

                     Year ending March 31:
                     ---------------------
2001......................................................       $  948,050
2002......................................................          955,805
2003......................................................        2,089,940
                                                          -----------------
                                                                 $3,993,795
                                                          =================

5. Employee Benefit Plans

  The Company has a noncontributory profit sharing plan that is available to all U.S. employees who are at least 21 years of age and meet certain service requirements. The amount of any contributions to the plan is determined by the Board of Directors and is based on the level of Company earnings before income taxes. Contributions to the plan are allocated among the eligible participants based on the percentage each participant's salary bears to total salaries of all participants. Contributions to the plan for the years ended March 31, 1998, 1999, and 2000, were $300,000, $423,000 and $383,000 respectively.

  The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 15% of their salary subject to statutory limitations. Prior to December 31, 1999, the Company matched the employees' contributions at $0.25 on every dollar to a maximum of 1% of compensation. Effective January 1, 2000, the Company matches the employees' contributions at $0.50 on every dollar to a maximum of 8% of compensation. Company contributions for the years ended March 31, 1998, 1999 and 2000, were $53,500, $77,500, and $252,000 respectively.

  The Company's 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1. For the years ended March 31, 1998, 1999 and 2000, 19,928, 24,454, and 35,728 shares were issued under this plan.

6. Income Taxes

  The components of the Company's income tax provision (benefit) were as follows:

                                                                                   Year ended March 31,
                                                                     1998                 1999                 2000
                                                               ---------------      ---------------     ----------------
Federal income taxes:
  Current......................................................     $  654,204           $1,148,499          $  (670,849)
  Deferred.....................................................        (43,365)            (470,879)          (1,802,230)
State income taxes.............................................        189,000              111,000             (349,992)
Foreign income taxes...........................................        287,095              477,666              180,271
                                                               ---------------      ---------------     ----------------
                                                                    $1,086,934           $1,266,286          $(2,642,800)
                                                               ===============      ===============     ================

  The income of foreign operations before income taxes for the years ended March 31, 1998, 1999, and 2000 was $834,000, $1,662,000, and $547,000, respectively.
Undistributed earnings (approximately $2.7 million at March 31, 2000) of non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon remittance of these earnings.

  The income tax provision (benefit) differs from amounts computed by applying the U.S. federal statutory tax rate to income (loss) before income taxes as follows:

                                                                                     Year ended March 31,
                                                                       1998               1999                  2000
                                                                 ---------------    ---------------      ----------------
Federal income tax at statutory rate..............................    $  642,641         $1,369,920           $(2,301,209)
State income tax, net of federal tax benefit......................       126,152             71,449              (230,995)
Benefit of income reported through Foreign Sales Corporation......      (467,569)          (281,600)             (335,111)
Effect of non-U.S. tax rates......................................        (7,350)           (78,964)               (5,849)
Unbenefited losses of PHAST subsidiary............................       305,565                 --                    --
Effect of non-deductible goodwill and other intangibles                   57,077             78,226                78,226
 amortization.....................................................
Effect of non-deductible meals and entertainment expenses.........        64,532            115,428               168,457
Effect of non-deductible costs associated with acquisition of
 minority interest and merger of subsidiary.......................       369,838                 --                    --

Other.............................................................        (3,952)            (8,173)              (16,319)
                                                                 ---------------     --------------     -----------------
                                                                      $1,086,934         $1,266,286           $(2,642,800)
                                                                  ==============     ==============     =================


  Significant components of deferred tax assets and liabilities are as follows:

                                                                                                March 31,
                                                                                       1999                 2000
                                                                                 ----------------     ----------------
Deferred tax assets:
   Intangible assets.............................................................     $    75,541          $    69,374
   Net operating loss carryforwards..............................................       1,352,350            4,060,846
   Inventories...................................................................         415,387              392,235
   Bad debts.....................................................................         152,149              133,200
   Accrued restructuring charge..................................................              --              745,658
   Other accrued expenses........................................................         207,492              325,214
   Inter-company profit in inventory.............................................         170,589              128,279
   Other, net....................................................................           6,959                   --
                                                                                 ----------------     ----------------
                                                                                        2,380,467            5,854,806
Deferred tax liabilities:
   Transaction fees..............................................................         (70,300)             (70,300)
   Prepaid expenses..............................................................        (243,771)            (511,310)
   Capitalized software..........................................................              --             (277,470)
   Depreciation..................................................................         (94,854)            (270,873)
   Other, net....................................................................          (1,350)                  --
                                                                                 ----------------     ----------------
                                                                                         (410,275)          (1,129,953)
                                                                                 ----------------     ----------------
Valuation allowance..............................................................      (1,352,350)          (1,352,350)
                                                                                 ----------------     ----------------
Net deferred tax asset...........................................................     $   617,842          $ 3,372,503
                                                                                 ================     ================


  Cash paid for federal income taxes was approximately $548,000, $2,070,000, and $963,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

  Prior year net operating losses totaling $3.6 million of the Company's PHAST Corporation subsidiary can be carried forward to offset future taxable income of PHAST through 2012. In addition, the Company has approximately $7.4 million of federal net operating loss carryforwards which begins to expire in 2020. Management believes it is unlikely that the PHAST Corporation net operating losses will be realized and has recorded a valuation allowance against these losses.

7. Commitments and Contingencies

     The Company leases various real property and equipment. Under certain leases, the Company is required to pay costs such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under operating leases for the years ended March 31, 1998, 1999, and 2000, was $614,000, $794,000, and $1,101,000, respectively.

  At March 31, 2000 future minimum payments for non-cancelable operating leases are as follows:

                        Year ending March 31:
                        ---------------------
2001......................................................      $ 1,769,475
2002......................................................        2,099,183
2003......................................................        1,979,134
2004......................................................        1,965,840
2005......................................................        1,607,334
2006 and thereafter.......................................        9,381,103
                                                          -----------------
                                                                $18,802,069
                                                          =================

  The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

8. Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Year ended March 31,
                                                                 1998                   1999                   2000
                                                         -------------------     ------------------   --------------------
Numerator:
Net income (loss)........................................         $  803,186             $2,762,892            $(4,125,463)
Preferred stock dividends, including accretion
  and redemption.........................................           (177,000)                    --                     --
                                                         -------------------     ------------------   --------------------
Net income (loss) applicable to common shareholders......         $  626,186             $2,762,892            $(4,125,463)
                                                         ===================     ==================    ===================

Denominator:
Denominator for basic earnings per share -
  Weighted-average shares outstanding....................          8,014,097              8,385,519              8,734,243
Effect of dilutive securities:
Employee stock options...................................            431,021                602,775                     --
                                                         -------------------     ------------------    -------------------

Denominator for diluted earnings per share...............          8,445,118              8,988,294              8,734,243
                                                         ===================     ==================    ===================

Basic earnings (loss) per share..........................         $     0.08             $     0.33            $     (0.47)
                                                         ===================     ==================    ===================
Diluted earnings (loss) per share........................         $     0.07             $     0.31            $     (0.47)
                                                         ===================     ==================    ===================


  Of the total stock options outstanding at March 31, 1998 approximately 36,200, shares of stock were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

9. Restructuring Costs

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The move will be completed by the third quarter of fiscal year 2001. This shutdown impacted approximately 94 employees. In conjunction with this plan, the Company recorded a pretax charge of $2.6 million, all of which was included in restructuring costs. This charge included $1.3 million in severance costs, $0.7 million in asset impairment write-downs, and $0.6 million in leasehold cancellation charges. The asset impairment charge was recorded to write-down the carrying value of the fixed assets to their estimated fair market value. The assets will continue to be depreciated from their fair market value over the remaining useful life of the Salt Lake City location, currently expected to be nine months. The leasehold cancellation charges represent estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities.

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

During the fourth quarter of fiscal year 2000, payments were made to terminated employees and for disposal costs.Employees that ended their employment prior to their termination date forfeited their termination benefits. Also, employees that opted to move to Dallas, as offered under the plan, forfeited their termination benefits. Forfeitures of employee severance totaled $475,000 during the fourth quarter of fiscal 2000, and were recorded as a reduction of accrued restructuring costs.

The following is a reconciliation of the accrued restructuring costs:

                                                                     Disposal of
                                       Shut-down of Salt              Synergy
            Description               Lake City facility              Divison                     Total
            -----------              --------------------        -------------------      --------------------
Charges:
  Severance                                    $1,304,000                $  589,000                $ 1,893,000
  Leasehold cancellation charges                  649,000                        --                    649,000
  Disposal costs                                       --                   240,000                    240,000
  Asset write-downs                               655,000                        --                    655,000
  Inventory write-downs                                --                   318,000                    318,000
                                     --------------------      --------------------      ---------------------
                                                2,608,000                 1,147,000                  3,755,000
                                   ----------------------      --------------------      ---------------------
Dispositions:
  Severance payments                             (127,000)                 (221,000)                  (348,000)
  Disposal cost payments                               --                   (42,000)                   (42,000)
  Severance forfeitures                          (202,000)                 (273,000)                  (475,000)
  Non-cash write-downs of assets                 (655,000)                 (318,000)                  (973,000)
                                   ----------------------      --------------------      ---------------------
                                                 (984,000)                 (854,000)                (1,838,000)
                                   ----------------------      --------------------      ---------------------
Remaining at March 31, 2000
  Severance                                       975,000                    95,000                  1,070,000
  Leasehold cancellation charges                  649,000                        --                    649,000
  Disposal costs                                       --                   198,000                    198,000
                                   ----------------------      --------------------      ---------------------
Balance, March 31, 2000                        $1,624,000                $  293,000                $ 1,917,000
                                   ======================      ====================      =====================

10.  Shareholders' Equity and Stock Options

  In January 1999, the Company sold 630,520 shares of common stock to its now Chairman of the Board in private placement for $5.0 million in cash. The share price used for this transaction was obtained from the average closing price of the Company's common stock for the last ten trading days before and including the purchase date.

  In March 1999, the Company repurchased approximately 496,000 shares of its common stock from an existing shareholder for $4.5 million. This repurchase was financed with the proceeds of the $10 million credit facility described in Note
4. The share price used for this transaction was obtained from using the average closing price of the stock for the ten days prior to the announcement of the transaction.

  On December 15, 1999, the Company and Intel Corporation ("Intel") entered into an agreement pursuant to which, among other things, the Company issued to Intel, in consideration of services provided by Intel under such agreement, a warrant to purchase 79,352 shares of Common Stock ("Business Warrant") which will vest upon the occurrence of certain events. On December 15, 1999, the Company and Intel also entered into a Securities Purchase and Investor Rights Agreement ("Purchase Agreement") pursuant to which Intel purchased 423,212 shares of Common Stock and was issued a vested warrant to purchase 238,057 shares of Common Stock ("Equity Warrant"). The aggregate purchase price under the Purchase Agreement for the Common Stock and the Equity Warrant was $5,000,000. The Business Warrant and the Equity Warrant each have an exercise price of $21.54 per share ("Exercise Price") and a term of five years.

  The Company obtained an independent valuation to determine the estimated fair value of the common stock and the Equity Warrant issued in this transaction. The resulting valuation yielded an estimated fair value of $5 million for the common stock and the Equity Warrant.

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

  A summary of the status of the Company's plans is presented below:

                                                                                             Weighted
                                                                                              Average
                                                                                             Exercise
                                                                          Shares               Price
                                                                      ---------------      --------------
Outstanding at March 31, 1997.........................................        917,030              $ 3.40
   Options granted....................................................        343,850                6.07
   Options exercised..................................................        (57,625)               3.08
   Options canceled...................................................        (65,075)               6.46
                                                                      ---------------
Outstanding at March 31, 1998                                               1,138,180                4.04
   Options granted....................................................        489,958                6.10
   Options exercised..................................................        (58,050)               3.79
   Options canceled...................................................        (55,653)               6.36
                                                                      ---------------
Outstanding at March 31, 1999.........................................      1,514,435                4.63
   Options granted....................................................      1,285,600               11.38
   Options exercised..................................................       (433,844)               4.77
   Options canceled...................................................       (131,864)               6.78
                                                                      ---------------
Outstanding at March 31, 2000.........................................      2,234,327              $ 8.36
                                                                      ===============
Available for grants in future periods at March 31, 2000..............      2,193,909
                                                                      ===============



  The following table summarizes information about stock options outstanding under the plans as of March 31, 2000:

                                             Options Outstanding                            Options Exercisable
                         -----------------------------------------------------------    --------------------------------
                                              Weighted Average
                                                  Remaining      Weighted Average                      Weighted Average
Range of Exercise Prices        Options       Contractual Life    Exercise Price         Options        Exercise Price
------------------------- ------------------  -----------------  -----------------  -----------------  ------------------
$0.895 to $2.07..........            366,240       4.3 years                $ 1.49            366,240             $ 1.49
$5.50 to $9.00...........          1,308,837       8.3 years                  7.57            257,441               6.91
$13.13 to $39.63.........            559,250       9.6 years                 14.71              8,100              17.18
                         -------------------                                      -------------------
$0.895 to $39.63.........          2,234,327       8.0 years                $ 8.36            631,781             $ 3.90
                         ===================                                      ===================


  There were 559,043 and 722,719 exercisable options at March 31, 1998 and 1999, respectively.

  Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 1998, 1999 and 2000, respectively: dividend yield of 0% for all periods; expected volatility of 42.6%, 54.1%, and 66.4%; risk-free interest rate of 4.97%, 5.90% and 5.94%; and expected lives of 6 years for all periods.

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

  For purposes of pro forma disclosures the estimated fair value of stock-based compensation and other options is amortized to expense over the vesting period. The Company's pro forma net income (loss) and net income (loss) per share is as follows:

                                                                                Year ended March 31,
                                                                 1998                   1999                   2000
                                                           ----------------      -----------------      -----------------
Net income (loss).....................  As reported                $803,186             $2,762,892            $(4,125,463)
                                        Pro forma                  $421,367             $2,037,459            $(6,494,857)
Net income applicable to common
 shareholders.........................  As reported                $626,186                     --                     --
                                        Pro forma                  $244,367                     --                     --
Basic earnings (loss) per share.......  As reported                $   0.08             $     0.33            $     (0.47)
                                        Pro forma                  $   0.03             $     0.24            $     (0.74)
Diluted earnings (loss) per share.....  As reported                $   0.07             $     0.31            $     (0.47)
                                        Pro forma                  $   0.03             $     0.23            $     (0.74)

  The effects of applying SFAS 123 for providing pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income for future years.

  The weighted-average fair value of options granted under the options plans during 1998, 1999, and 2000 was $3.07, $3.51, and $7.31, respectively.

11. PHAST Corporation

  In August 1995, the Company formed its then 51% owned subsidiary, PHAST Corporation ("PHAST"), then a start-up company, that designs and manufactures home automation systems for the residential market, and provided PHAST $1,115,000 to fund its first year of operations.

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

  In October of 1997, the Company acquired the remaining 6,421 shares, or 20%, of the common stock of PHAST in exchange for the issuance of 350,814 shares of its common stock and a de minimis amount of cash. In conjunction with the purchase the Company recorded one-time charges of $1.7 million in its third quarter operating results, and recorded $920,000 of goodwill in its financial statements, which is being amortized on a straight-line basis over 4 years. These charges consist primarily of employee-related expenses associated with the purchase, the write-off of the remaining intangibles from the purchase of AudioEase in 1996, and costs associated with the merger and move of AudioEase from Denver to Salt Lake City. The Company has consolidated PHAST Corporation since its formation.

  Effective March 31, 2000, PHAST was merged into Panja in a tax-free reorganization.

  As a result of the financial commitment made to PHAST, the Company's consolidated financial statements for the fiscal year ended March 31, 1998 include $2,748,409 of net losses from PHAST (excluding merger and acquisition-related expenses), which represent 100% of PHAST's losses.

12. Segment and Related Information

  The Company is engaged in one line of business: the design, manufacture, and distribution of systems that allow control of electronic equipment and the distribution of information from the internet to these devices. International sales which include export sales and sales from foreign operations, account for a significant portion of the Company's revenues. Certain financial information by geographic area is provided in the table below based on the location of the Company's facilities.

                                                                                  Year ended March 31,
                                                                    1998                 1999                 2000
                                                             -----------------    -----------------    -----------------
Revenues from unaffiliated customers:
 United States                                                     $52,997,275          $61,974,841          $70,279,028
 United Kingdom                                                      5,061,004            6,723,142            6,195,400
 Singapore                                                             706,239              575,427            1,719,973
                                                             -----------------    -----------------    -----------------
Consolidated                                                       $58,764,518          $69,273,410          $78,194,401
                                                             =================    =================    =================

Operating income:
 United States                                                     $ 1,101,326          $ 2,665,430          $(6,831,624)
 United Kingdom                                                        792,748            1,510,129              794,877
 Singapore                                                              30,928              138,892             (247,834)
                                                             -----------------    -----------------    -----------------
Consolidated                                                       $ 1,925,002          $ 4,314,451          $(6,284,581)
                                                             =================    =================    =================

Identifiable assets:
 United States                                                     $23,081,091          $27,431,780          $32,366,498
 United Kingdom                                                      3,098,124            3,910,935            4,039,872
 Singapore                                                             148,700              166,114              719,762
                                                             -----------------    -----------------    -----------------
Consolidated                                                       $26,327,915          $31,508,829          $37,126,132
                                                             =================    =================    =================

  The information presented above may not be indicative of results if the geographic areas were independent organizations. Inter-company transactions are made at established transfer prices.

  Export sales from the Company's U.S. operations to unaffiliated customers were as follows:

                                                                                 Year ended March 31,
                                                                     1998                 1999                 2000
                                                             -----------------    -----------------    -----------------
Americas.....................................................      $ 1,720,000          $ 2,582,000          $ 1,603,000
Asia and the Pacific Rim.....................................        2,795,000            2,549,000            2,918,000
Australia....................................................        1,333,000            1,340,000            2,013,000
Europe.......................................................        7,980,000            9,062,000            9,614,000
Middle East and Africa.......................................          804,000              839,000              628,000
                                                             -----------------    -----------------    -----------------
                                                                   $14,632,000          $16,372,000          $16,776,000
                                                             =================    =================    =================

13. Unaudited Quarterly Financial Data

  The following table sets forth certain unaudited quarterly data for the eight quarters ended March 31, 2000. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjuction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                                      Three Months Ended
                             June 30,     Sept 30,     Dec 31,     March 31,      June 30,     Sept 30,     Dec 31,     March 31,
                              1998         1998         1998         1999          1999          1999        1999         2000
                             --------     --------     -------     ---------      --------     --------     -------     ---------
                                                                         (unaudited)
                                                          (In thousands, except per share amounts)
Net sales..................    15,277       18,869      18,528        16,599        18,031       21,197      19,493       19,473
Gross profit...............     8,439       10,052       8,586         9,634        10,047       11,681       9,692        9,497
Operating income (loss)....       808        1,807         278         1,422           663          564      (6,056)(1)   (1,456)(2)
Net income (loss)..........       511        1,166         142           944           391          287      (4,075)        (728)
Basic earnings (loss) per
 share.....................   $  0.06      $  0.14     $  0.02       $  0.11       $  0.05      $  0.03   $   (0.47)  $    (0.08)
Diluted earnings (loss)
 per share.................   $  0.06      $  0.13     $  0.02       $  0.10       $  0.04      $  0.03   $   (0.47)  $    (0.08)

  (1) Includes approximately $3.8 million in restructuring costs recorded for the shutdown of operations in Salt Lake City and disposal of the Synergy division. See Note 9 for further information.

  (2) Includes approximately $0.5 million in reversals of accrued restructuring costs related to the shutdown of operations in Salt Lake City and disposal of the Synergy division. See Note 9 for further information.