Form 10-Q
period 2000-06-30
PANJA INC
filed 2000-08-14
CIK 944248

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

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


Common Stock, $0.01 Par Value                      9,415,510
   (Title of Each Class)         (Number of Shares Outstanding at July 31, 2000)

                                   PANJA INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                    INDEX

                                                                     Page Number

Part I.     Financial Information (Unaudited)

Item 1.     Consolidated Balance Sheets at June 30, 2000 and
            March 31, 2000                                                3

            Consolidated Statements of Operations for the Three
            Months Ended June 30, 2000 and 1999                           5

            Consolidated Statements of Cash Flows for the Three
            Months ended June 30, 2000 and 1999                           6

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk                                                          14

Part II.    Other Information

Item 1.     Legal Proceedings                                             15

Item 6.     Exhibits and Reports on Form 8-K                              15

            Signatures                                                    16

                                  PANJA INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                                              June 30,               March 31,
                                                                                2000                   2000
                                                                            -----------             -----------
Current assets:
   Cash and cash equivalents.......................................         $ 1,304,409             $   986,648
   Receivables - trade and other, less allowance for doubtful accounts of $415,000 for June 30, 2000 and $382,000 for March
    31, 2000.......................................................          10,208,052               9,555,649

   Inventories.....................................................          12,852,167              11,927,737
   Prepaid expenses................................................           1,765,836               1,577,535
   Income tax receivable...........................................           1,214,449                 948,548
   Deferred income tax.............................................           1,107,484               1,107,484
                                                                            -----------             -----------
Total current assets...............................................          28,452,397              26,103,601
Property and equipment, at cost, net...............................           6,572,462               6,239,467
Capitalized software...............................................             676,950                 779,212
Deferred income tax................................................           2,607,012               2,265,019
Deposits and other.................................................           1,108,659               1,230,244
Goodwill, less accumulated amortization of $681,000 for June 30,
 2000 and $618,000 for March 31, 2000..............................             446,659                 508,589

                                                                            -----------             -----------
Total assets.......................................................         $39,864,139             $37,126,132
                                                                            ===========             ===========

                                  PANJA INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              June 30,               March 31,
                                                                                2000                   2000
                                                                            -----------             -----------
Current liabilities:
   Accounts payable.............................................            $ 6,615,880             $ 4,792,793
   Current portion of long-term debt............................                950,995                 948,050
   Revolving bank debt..........................................              1,800,000                      --
   Accrued compensation.........................................              1,713,390               2,009,219
   Accrued restructuring costs..................................              1,654,496               1,917,342
   Accrued sales commissions....................................                952,623                 730,457
   Accrued dealer incentives....................................                431,684                 356,373
   Other accrued expenses.......................................                465,977                 368,386
                                                                            -----------             -----------
Total current liabilities.......................................             14,585,045              11,122,620

Deferred income taxes...........................................                 97,623                      --

Long-term debt, net of current portion..........................              2,804,854               3,045,745

Commitments and contingencies

Shareholders' equity :
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none.....................................                     --                      --
   Common stock, $0.01 par value:
       Authorized shares -- 40,000,000
       Issued shares -- 9,870,963 for June 30, 2000 and
        9,860,650 for March 31, 2000............................                 98,710                  98,607
   Additional paid-in capital...................................             18,012,130              17,920,112
   Accumulated other comprehensive income.......................                  7,756                  14,799
   Retained earnings............................................              8,726,305               9,392,533
   Less treasury stock (496,476 shares).........................             (4,468,284)             (4,468,284)
                                                                            -----------             -----------
Total shareholders' equity......................................             22,376,617              22,957,767
                                                                            -----------             -----------
Total liabilities and shareholders' equity......................            $39,864,139             $37,126,132
                                                                            ===========             ===========

                            See accompanying notes.

                                   PANJA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended June 30,
                                                                           2000                       1999
                                                                        -----------                -----------
Enterprise system sales.................................                $15,740,680                $13,516,003
Residential system sales................................                  5,463,787                  4,515,521
                                                                        -----------                -----------
   Net sales............................................                 21,204,467                 18,031,524
Cost of sales...........................................                  9,813,942                  7,984,049
                                                                        -----------                -----------
   Gross profit.........................................                 11,390,525                 10,047,475
Selling and marketing expenses..........................                  7,955,775                  6,820,515
Research and development expenses.......................                  2,325,412                  1,248,788
Restructuring costs.....................................                    (18,502)                        --
General and administrative expenses.....................                  2,022,604                  1,315,020
                                                                        -----------                -----------
   Operating income (loss)..............................                   (894,764)                   663,152
Interest expense........................................                    133,683                    111,982
Other income, net.......................................                     19,227                     27,710
                                                                        -----------                -----------
Income (loss) before income taxes.......................                 (1,009,220)                   578,880
Income tax provision (benefit)..........................                   (342,992)                   188,327
                                                                        -----------                -----------
Net income (loss).......................................                $  (666,228)               $   390,553
                                                                        ===========                ===========
Basic earnings (loss) per share.........................                $     (0.07)               $      0.05
                                                                        ===========                ===========
Diluted earnings (loss) per share.......................                $     (0.07)               $      0.04
                                                                        ===========                ===========

                            See accompanying notes.

                                   PANJA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended June 30,
                                                                           2000                       1999
                                                                        -----------                -----------
Operating Activities
Net income (loss)..................................................     $  (666,228)               $   390,553
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization...................................         883,222                    707,507
   Provision for losses on receivables.............................          33,000                     48,000
   Deferred income taxes...........................................        (235,364)                        --
   Changes in operating assets and liabilities:
       Receivables.................................................        (685,403)                (1,010,279)
       Inventories.................................................        (924,430)                  (308,839)
       Prepaid expenses............................................        (188,301)                  (596,347)
       Accounts payable............................................       1,823,087                    540,422
       Accrued expenses............................................        (163,607)                  (355,251)
       Income taxes................................................        (265,901)                   111,001
                                                                        -----------                -----------
Net cash used in operating activities..............................        (389,925)                  (473,233)

Investing Activities
Purchase of property and equipment.................................      (1,052,025)                (1,157,502)
Capitalized software costs.........................................              --                   (466,568)
Decrease in other assets...........................................         121,585                    308,731
                                                                        -----------                -----------
Net cash used in investing activities..............................        (930,440)                (1,315,339)

Financing Activities
Sale of common stock -- net proceeds...............................          83,115                    127,584
Net increase in line of credit.....................................       1,800,000                    650,000
Repayments of long-term debt.......................................        (237,946)                  (375,000)
                                                                        -----------                -----------
Net cash provided by financing activities..........................       1,645,169                    402,584
Effect of exchange rate changes on cash............................          (7,043)                    52,861
                                                                        -----------                -----------
Net increase (decrease) in cash and cash equivalents...............         317,761                 (1,333,127)
Cash and cash equivalents at beginning of period...................         986,648                  1,801,756
                                                                        -----------                -----------
Cash and cash equivalents at end of period.........................     $ 1,304,409                $   468,629
                                                                        ===========                ===========

                            See accompanying notes.

                                   PANJA INC.
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, are unaudited (except for the March 31, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior quarter amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             June 30
                                                                      2000             1999
                                                                   ----------       ----------
Numerator:
Net income (loss)                                                  $ (666,228)      $  390,553
                                                                   ==========       ==========

Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding.........................        9,366,773        8,473,561
Effect of dilutive securities:
Employee stock options......................................               --          774,563
                                                                   ----------       ----------

Denominator for diluted earnings per share..................        9,366,773        9,248,124
                                                                   ==========       ==========

Basic earnings (loss) per share.............................       $    (0.07)      $     0.05
                                                                   ==========       ==========
Diluted earnings (loss) per share...........................       $    (0.07)      $     0.04
                                                                   ==========       ==========

3.   Inventories

The components of inventories are as follows:

                                                         June 30, 2000                   March 31, 2000
                                                         -------------                   --------------
Raw materials                                              $ 5,844,507                     $ 7,826,200
Work in progress                                             1,979,553                         606,468
Finished goods                                               5,831,363                       4,253,175
Less reserve for obsolescence                                 (803,256)                       (758,106)
                                                         -------------                   --------------

Total                                                      $12,852,167                     $11,927,737
                                                         =============                   ==============

4.   Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 2000 and 1999, are as follows:

                                                              2000                             1999
                                                         -------------                   --------------
Net income (loss)                                            $(666,228)                       $390,553
Foreign currency translation adjustments                        (7,043)                         52,861
                                                         -------------                   --------------

Comprehensive income (loss)                                  $(673,271)                       $443,414
                                                         =============                   ==============

5.   Restructuring Costs

During the third quarter of fiscal 2000, the Company announced plans to shut down its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The move is expected to be completed by the end of the third quarter of fiscal 2001. This shutdown impacted approximately 94 employees. In conjunction with this plan, the Company recorded a pretax charge of $2.6 million, all of which was included in restructuring costs. This charge included $1.3 million in severance costs, $0.7 million in asset impairment write-downs, and $0.6 million in leasehold cancellation charges. The asset impairment charge was recorded in fiscal 2000 to write down the carrying value of the fixed assets to their estimated fair market value. The Company is continuing to depreciate these assets from their fair market value over the remaining useful life of the Salt Lake City location, currently expected to be six additional months. The leasehold cancellation charges represent estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities.

During the third quarter of fiscal 2000, the Company also announced its intention to dispose of its Synergy division. Approximately 26 employees were affected by this action. A majority of these employees left the Company by January 31, 2000. In conjunction with this announcement, the Company recorded a charge of $1.1 million, of which $0.8 million was included in restructuring costs and $0.3 million was included in cost of sales. This charge included $0.6 million in severance costs for affected employees, $0.3 million to write down Synergy inventory to net realizable value, and $0.2 million for other disposal costs.

Through the first quarter of fiscal 2001, payments have been made to terminated employees, for disposal costs, and for net lease charges on vacated facilities.

The following is a reconciliation of the accrued restructuring costs:

                                                 Salt Lake
                                                   City             Synergy             Total
                                             --------------     --------------     --------------

Restructuring Accrual at March 31, 2000:
   Severance                                     $  975,000           $ 95,000         $1,070,000
   Leasehold Cancellation Charges                   649,000                 --            649,000
   Disposal Costs                                        --            198,000            198,000
                                             --------------     --------------     --------------
   Subtotal                                       1,624,000            293,000          1,917,000
                                             --------------     --------------     --------------

Dispositions in quarter ended June 30, 2000:
   Severance Payments                              (152,000)                --           (152,000)
   Payment of lease expenses                        (32,000)                --            (32,000)
   Recovery of lease expenses                       (18,000)                --            (18,000)
   Payment of Disposal Costs                             --            (61,000)           (61,000)
                                             --------------     --------------     --------------
   Subtotal                                        (202,000)           (61,000)          (263,000)
                                             --------------     --------------     --------------

Remaining Accrual at June 30, 2000:
   Severance                                        823,000             95,000            918,000
   Leasehold Cancellation Charges                   599,000                 --            599,000
   Disposal Costs                                        --            137,000            137,000
                                             --------------     --------------     --------------

   Balance at June 30, 2000                      $1,422,000           $232,000         $1,654,000
                                             ==============     ==============     ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.


Forward-Looking Information

     Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions, and uncertainties include the limited operating history of the Panja 1000; our strategic alliances; the ability to develop distribution channels for the Panja 1000; the ability to obtain compelling content; our dependence on suppliers, dealers, and distributors; the complexity of the Panja 1000; ongoing research and development; our reliance on third party manufacturers; dependence on key personnel; the lack of an industry standard; reliance on others for technology; our ability to protect our intellectual property; the continued growth of the Internet; the market for Internet appliances; the acceptance of broadband services; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of our products and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.


OVERVIEW

     Panja develops, manufactures and markets equipment designed to extend Internet information and entertainment content beyond the personal computer, as well as control systems in both the enterprise and residential settings which allows end users to control a variety of electronic devices from a centralized location. The Company's WebLinx software also provides the flexibility of allowing the end user to control these systems via the internet from any remote location. The number of devices that the Company's systems can control exceeds 20,000.

Residential Systems

     The Company's premium line of custom residential integrated control systems offers consumers the ability to control most electronic aspects of their homes, such as security systems, lighting systems, and the components of their home entertainment systems. These systems have predominantly been installed in upscale homes, and the installation process involves technicians working on-site to maximize the control systems' interoperability with the home's other electronic devices.

     In 1999, the Company launched its Broadband Consumer Products Group to leverage its proprietary technology in applications that take advantage of the surge in residential broadband access. These new products allow the data, video and audio content brought to the home by broadband access to be distributed to the entertainment devices contained within the home. This distribution of information can be contoured by each end user to their particular needs or wants.

Enterprise Systems

     The Company's enterprise products enable users to operate, as a single system, a broad range of electronic equipment in a variety of settings. The products are primarily used in board rooms, training rooms, and auditoriums. However, because of the flexibility in design and ease of use, these systems are also installed in a number of sport facilities, theme parks, museums, and other settings which require the control of a wide variety of electronic equipment, such as video equipment, audio equipment, lighting equipment, heating and air-conditioning equipment, camera equipment, and security systems.

     The Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors. These factors include seasonal purchasing of the Company's dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix. In addition, the Company generally experiences higher selling and marketing expenses during the first two fiscal quarters of each year due to costs associated with three of the Company's largest trade shows.

     The Company's current products are sold to dealers (typically audio/visual installer and integrators) or to distributors in the international market. The Company principally relies on these 1,600 dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of exclusive distributors to sell its products. Because of the increase in broadband access to the home, the Company believes that the potential exists for an increase in the consumer market for its products. Accordingly, the Company is focusing on adding new distribution channels which will provide its equipment in an easy to install configuration that will parallel the increase of the distribution of information to the home via broadband access.

     The Company's U. S. dealers pursue a wide variety of projects that can range from small conference rooms/boardrooms to very large projects in universities, government facilities, amusement parks, or corporate training facilities. The Company's international distributors tend to order in large quantities to take advantage of volume discounts the Company offers and to economize on shipping costs. These international orders are not received at the same time each year. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components, and undertake its development, selling and marketing activities, and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's results of operations.

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

     The Company's selling and marketing expenses category also includes customer service and support. The engineering department of the Company is involved in research and development as well as customer service and support. Additionally, the Company utilizes sales support teams, which are focused on specific geographic regions or customer categories. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

Results of Operations

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month periods ended June 30, 2000 and 1999:

                                                       Three Months Ended
                                                             June 30,
                                                      2000             1999
                                                    --------         --------
Enterprise system sales                                 74.2%            75.0%
Residential system sales                                25.8             25.0
                                                    --------         --------
   Net sales                                           100.0            100.0
Cost of sales                                           46.3             44.3
                                                    --------         --------
Gross profit                                            53.7             55.7
Selling and marketing expenses                          37.5             37.8
Research and development expenses                       11.0              6.9
Restructuring costs                                     (0.1)              --
General and administrative expenses                      9.5              7.3
                                                    --------         --------
   Operating income (loss)                              (4.2)             3.7
Interest expense                                         0.6              0.6
Other income                                             0.1              0.1
                                                    --------         --------
Income (loss) before income taxes                       (4.7)             3.2
Income taxes                                            (1.6)             1.0
                                                    --------         --------
Net income (loss)                                      (3.1)%             2.2%
                                                    ========         ========

Three Months Ended June 30, 2000 Results Compared to Three Months Ended June 30, 1999 (all references to years are to fiscal years)

     We recorded sales during the quarters ended June 30, 2000 and 1999 as follows:

Market                         June 30, 2000                 June 30, 1999             Change
------                         -------------                 -------------             -------
Enterprise:
Domestic                         $ 9,406,804                   $ 8,401,513               12.0%
International                      5,723,372                     3,697,158               54.8%
OEM                                  239,863                       667,788             (64.1)%
Educational                          370,638                       749,544             (50.6)%
                               -------------                 -------------             -------
    Total Enterprise              15,740,677                    13,516,003               16.5%
                               -------------                 -------------             -------

Residential                        5,463,790                     4,515,521               21.0%
                               -------------                 -------------             -------
    Total Sales                  $21,204,467                   $18,031,524               17.6%
                               =============                 =============             =======

     Overall, the Company's revenue increased 17.6% compared to the same quarter last year. Enterprise sales grew 16.5% compared to the same quarter of last year, consisting primarily of growth in domestic sales of 12% and growth in international sales of 55%, offset by a decline in OEM sales of 64% and a decline in Synergy sales of 51%. The growth in international sales was related to a combination of improved market conditions in most global regions, and the Company's aggressive involvement in direct and distributor sales and marketing activities. Synergy sales have been adversely affected by competitive factors that resulted in the prior year announcement to dispose of the Synergy division. Residential sales grew 21% compared to the same quarter of last year, consisting of an 18% increase in existing residential applications, and initial sales of the Company's consumer Internet appliance products. The growth in residential sales is related to continued demand for the Company's home automation and control products, as well as favorable economic conditions in key markets.

     Gross margins for the quarter ending June 30, 2000 were 53.7% compared to 55.7% for the same quarter last year. The decline in gross margins is primarily related to increased sales of lower margin products, as well as increased competitive pricing pressures. The Company is focused on improving its gross margins and as a result is utilizing outside manufacturing sources more predominantly. The Company believes this outsourcing will allow it to sustain its growth without the need to significantly expand its current manufacturing space and increase overhead.

     The Company has significantly increased its product development efforts in order to design hardware that allows the distribution of internet information to
non-PC devices.   As a result, the Company incurred an increase in research and development expenses of 86% over the first quarter of fiscal 2000. The Company also committed significant marketing resources to the introduction of these internet related products, as well as resources designed to increase the visibility of its existing products. As a result, selling and marketing expenses grew 17% from the first quarter of fiscal 2000. However, selling and marketing expenses declined as a percentage of net sales, representing 37.5% of net sales for the first quarter of fiscal 2001 versus 37.8% for the first quarter of fiscal 2000, due to strong sales in the current quarter. General and administrative expenses grew 54% from the first quarter of fiscal 2000, and represented 9.5% of net sales for the first quarter of fiscal 2001 versus 7.3% for the first quarter of fiscal 2000. The increase in general and administrative expenses is primarily related to an increase in headcount and related expenses, as well as an increase in recurring legal and accounting fees, resulting from the Company's growth.

     The Company's effective tax rate remained relatively stable, increasing to 34% from 33% for the same quarter last year.

Liquidity and Capital Resources

     For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations and borrowings from its line of credit. In the three months ended June 30, 2000, the Company used $390,000 of cash in operations. Capital expenditures amounted to $1,052,000, and were primarily related to costs incurred related to the Company's Enterprise Resource Planning system and for routine purchases of computers and equipment.

     The Company has a $7.5 million revolving line of credit agreement that expires on September 30, 2000. It is expected that this line of credit will be renewed at that time. The line of credit provides for interest at our choice of the prime lending rate or 2.5% over the London Inter-Bank Offered Rate. At June 30, 2000, $1.8 million was outstanding under the revolving loan agreement.

     We believe that cash flow from operations, our existing cash resources, and funds available under our revolving loan facility will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. An important element of the Company's business strategy has been, and continues to be, the acquisition of similar businesses and complementary products and technology, and the integration of such businesses, products and technology into the Company's existing operations. Such future acquisitions, if they occur, may require that the Company seek additional funds.

Contingencies

     The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

Year 2000 Update

     Through the first six months of the year 2000, our operations are functioning normally and have not experienced any significant issues associated with the Year 2000 problem. While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer Year 2000 support to customers and monitor our own operations for compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 2000 until June 30, 2000, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commision on June 22, 2000 (file no. 0-26924).

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

         None.


------------------
+  Filed herewith.

                                   PANJA INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANJA INC.



Date:  August 11, 2000      By: /s/ Paul D. Fletcher
                               -------------------------------------------------
                                Paul D. Fletcher
                                Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)