Form 10-Q
period 2000-09-30
PANJA INC
filed 2000-11-13
CIK 944248

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2000

                                      or

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the transition period from ______ to ________

                        Commission File Number  0-26924



                                  PANJA INC.
            (Exact name of registrant as specified in its charter)



                 Texas                                  75-1815822
       (State of Incorporation)            (I.R.S. Employer Identification No.)
         3000 Research Drive
          Richardson, Texas                               75082
(Address of principal executive offices)                (Zip Code)



     Registrant's telephone number, including area code:  (469)  624-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]


Common Stock, $0.01 Par Value                              9,420,002
        (Title of Each Class)                  (Number of Shares Outstanding at
                                                       October 31, 2000)

                                  PANJA INC.
                                  FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                    INDEX

                                                                                  Page Number
Part I.     Financial Information (Unaudited)

Item 1.     Consolidated Balance Sheets at September 30, 2000 and March
            31, 2000                                                                    3

            Consolidated Statements of Operations for the Three and Six
            Months Ended September 30, 2000 and 1999                                    5

            Consolidated Statements of Cash Flows for the Six Months
            Ended September 30, 2000 and 1999                                           6

            Notes to Consolidated Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 15

Part II.    Other Information

Item 1.     Legal Proceedings                                                          16

Item 4.     Submission of Matters to a Vote of Security Holders                        16

Item 6.     Exhibits and Reports on Form 8-K                                           16

            Signatures                                                                 17

                                  PANJA INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS



                                                                           September 30,              March 31,
                                                                               2000                     2000
                                                                            -----------             -----------
Current assets:
   Cash and cash equivalents.......................................         $ 1,280,079             $   986,648
   Receivables - trade and other, less allowance for doubtful accounts of $892,000 for September 30, 2000 and $382,000 for
    March 31, 2000.................................................          13,540,813               9,555,649
   Inventories.....................................................          17,066,074              11,927,737
   Prepaid expenses................................................           1,655,613               1,577,535
   Income tax receivable...........................................           1,218,344                 948,548
   Deferred income tax.............................................           1,107,484               1,107,484
                                                                            -----------             -----------
Total current assets...............................................          35,868,407              26,103,601
Property and equipment, at cost, net...............................           8,548,077               6,239,467
Capitalized software...............................................             574,689                 779,212
Deferred income tax................................................           2,503,719               2,265,019
Deposits and other.................................................             953,163               1,230,244
Goodwill, less accumulated amortization of $743,000 for September
 30, 2000 and $618,000 for March 31, 2000..........................             384,725                 508,589
                                                                            -----------             -----------
Total assets.......................................................         $48,832,780             $37,126,132
                                                                            ===========             ===========

                                  PANJA INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                       September 30,               March 31,
                                                                            2000                     2000
                                                                       -------------             -------------
Current liabilities:
   Accounts payable.............................................       $   9,819,171             $   4,792,793
   Current portion of long-term debt............................             972,456                   948,050
   Revolving bank debt..........................................           7,650,000                        --
   Accrued compensation.........................................           1,546,249                 2,009,219
   Accrued restructuring costs..................................           1,302,097                 1,917,342
   Accrued sales commissions....................................             920,000                   730,457
   Accrued dealer incentives....................................             500,000                   356,373
   Other accrued expenses.......................................             534,742                   368,386
                                                                       -------------             -------------
Total current liabilities.......................................          23,244,715                11,122,620

Deferred income taxes...........................................              83,574                        --

Long-term debt, net of current portion..........................           2,545,316                 3,045,745

Commitments and contingencies

Shareholders' equity :
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none.....................................                  --                        --
   Common stock, $0.01 par value:
       Authorized shares -- 40,000,000
       Issued shares -- 9,914,103 for September 30, 2000 and
       9,860,650 for March 31, 2000.............................              99,141                    98,607
   Additional paid-in capital...................................          18,425,469                17,920,112
   Accumulated other comprehensive income (loss)................             (24,186)                   14,799
   Retained earnings............................................           8,927,035                 9,392,533
   Less treasury stock (496,476 shares).........................          (4,468,284)               (4,468,284)
                                                                       -------------             -------------
Total shareholders' equity......................................          22,959,175                22,957,767
                                                                       -------------             -------------
Total liabilities and shareholders' equity......................       $  48,832,780             $  37,126,132
                                                                       =============             =============



                            See accompanying notes.

                                  PANJA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended                         Six Months Ended
                                                     September 30,                             September 30,
                                              2000                   1999               2000                   1999
                                          ------------           ------------       ------------           ------------
Enterprise system sales..............     $ 20,102,918           $ 16,044,262       $ 35,843,598           $ 29,559,997
Residential system sales.............        5,761,213              5,152,693         11,225,000              9,668,483
                                          ------------           ------------       ------------           ------------
   Net sales.........................       25,864,131             21,196,955         47,068,598             39,228,480
Cost of sales........................       12,746,129              9,515,581         22,560,071             17,499,631
                                          ------------           ------------       ------------           ------------
   Gross profit......................       13,118,002             11,681,374         24,508,527             21,728,849
Selling and marketing expenses.......        7,612,806              7,687,664         15,568,581             14,307,760
Research and development expenses....        2,352,652              1,620,383          4,678,064              2,869,171
Restructuring charges................         (202,872)                    --           (221,374)                    --
General and administrative expenses..        2,594,972              1,809,800          4,617,576              3,325,239
                                          ------------           ------------       ------------           ------------
   Operating income (loss)...........          760,444                563,527           (134,320)             1,226,679
Interest expense.....................          220,861                173,340            354,544                285,321
Other income (expense), net..........         (235,560)                20,359           (216,333)                48,068
                                          ------------           ------------       ------------           ------------
Income (loss) before income taxes....          304,023                410,546           (705,197)               989,426
Income tax provision (benefit).......          103,293                123,163           (239,699)               311,488
                                          ------------           ------------       ------------           ------------
Net income (loss)....................     $    200,730           $    287,383       $   (465,498)          $    677,938
                                          ============           ============       ============           ============
Basic earnings (loss) per share......     $       0.02           $       0.03       $      (0.05)          $       0.08
                                          ============           ============       ============           ============
Diluted earnings (loss) per share....     $       0.02           $       0.03       $      (0.05)          $       0.07
                                          ============           ============       ============           ============


                            See accompanying notes.

                                  PANJA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                     September 30,
                                                                              2000                    1999
                                                                         ------------            ------------
Operating Activities
Net income (loss)..................................................      $   (465,498)           $    677,938
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization...................................         1,777,391               1,538,535
   Provision for losses on receivables.............................           510,000                 (36,000)
   Provision for inventory obsolescence............................           245,000                (392,342)
   Loss on sale of property and equipment..........................           247,556                      --
   Deferred income taxes...........................................          (112,460)                     --
   Changes in operating assets and liabilities:
       Receivables.................................................        (4,495,164)             (1,765,936)
       Inventories.................................................        (5,383,337)               (957,939)
       Prepaid expenses............................................           (78,078)             (1,368,301)
       Accounts payable............................................         5,026,378                 687,088
       Accrued expenses............................................          (578,689)                (89,752)
       Income taxes................................................          (269,796)               (135,085)
                                                                         ------------            ------------
Net cash used in operating activities..............................        (3,576,697)             (1,841,794)
Investing Activities
Purchase of property and equipment.................................        (4,105,170)             (2,275,655)
Proceeds from sale of property and equipment.......................           100,000                      --
Capitalized software costs.........................................                --                (818,092)
Decrease in other assets...........................................           277,081                 429,755
                                                                         ------------            ------------
Net cash used in investing activities..............................        (3,728,089)             (2,663,992)
Financing Activities
Sale of common stock -- net proceeds...............................           463,225                 790,859
Net increase in line of credit.....................................         7,650,000               3,700,000
Repayments of long-term debt.......................................          (476,023)               (750,002)
                                                                         ------------            ------------
Net cash provided by financing activities..........................         7,637,202               3,740,857
Effect of exchange rate changes on cash............................           (38,985)                 23,467
                                                                         ------------            ------------
Net increase (decrease) in cash and cash equivalents...............           293,431                (741,462)
Cash and cash equivalents at beginning of period...................           986,648               1,801,756
                                                                         ------------            ------------
Cash and cash equivalents at end of period.........................      $  1,280,079            $  1,060,294
                                                                         ============            ============

                            See accompanying notes.

                                  PANJA INC.
                  Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, are unaudited (except for the March 31, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior quarter amounts have been reclassified to conform to the current year presentation.

Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                        Six Months Ended
                                                        September 30,                            September 30,
                                                   2000               1999                 2000                  1999
                                               ----------          ----------           ----------            ----------
Numerator:
Net income (loss)........................      $  200,730          $  287,383           $ (465,498)           $  677,938
                                               ==========          ==========           ==========            ==========
Denominator:
Denominator for basic earnings per share
  Weighted-average shares outstanding....       9,408,865           8,530,104            9,387,934             8,501,833
Effect of dilutive securities:
Employee stock options...................         575,503           1,427,271                   --             1,100,917
                                               ----------          ----------           ----------            ----------

Denominator for diluted earnings per
 share...................................       9,984,368           9,957,375            9,387,934             9,602,750
                                               ==========          ==========           ==========            ==========

Basic earnings (loss) per share..........      $     0.02          $     0.03           $    (0.05)           $     0.08
Diluted earnings (loss) per share........      $     0.02          $     0.03           $    (0.05)           $     0.07


3.   Inventories

The components of inventories are as follows:

                                                             September 30,                     March 31,
                                                                 2000                            2000
                                                             ------------                    ------------
Raw materials                                                $  7,632,889                    $  7,826,200
Work in progress                                                3,846,107                         606,468
Finished goods                                                  6,647,507                       4,253,175
Less reserve for obsolescence                                  (1,060,429)                       (758,106)
                                                             ------------                    ------------

Total                                                        $ 17,066,074                    $ 11,927,737
                                                             ============                    ============


4.   Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                         Three Months Ended                                Six Months Ended
                                            September 30,                                    September 30,
                                    2000                     1999                     2000                    1999
                                -----------              -----------              -----------             -----------
Net income (loss)               $   200,730              $   287,383              $  (465,498)            $   677,938
Foreign currency
 translation adjustments            (31,942)                 (29,394)                 (38,985)                 23,467
                                -----------              -----------              -----------             -----------
Comprehensive income
 (loss)                         $   168,788              $   257,989              $  (504,483)            $   701,405
                                ===========              ===========              ===========             ===========


5.   Restructuring Costs

During the third quarter of fiscal 2000, the Company announced plans to shut down its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The move is expected to be completed by the end of the third quarter of fiscal 2001. This shutdown impacted approximately 94 employees. In conjunction with this plan, the Company recorded a pretax charge of $2.6 million, all of which was included in restructuring costs. This charge included $1.3 million in severance costs, $0.7 million in asset impairment write-downs, and $0.6 million in leasehold cancellation charges. The asset impairment charge was recorded in fiscal 2000 to write down the carrying value of the fixed assets to their estimated fair market value. The Company continued to depreciate these assets from their fair market value over the remaining useful life of the Salt Lake City location. The leasehold cancellation charges represent estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities. Through the second quarter of fiscal 2001, payments have been made to terminated employees, for disposal costs, and for net lease charges on vacated facilities.

During the third quarter of fiscal 2000, the Company also announced its intention to dispose of its Synergy division. Approximately 26 employees were affected by this action. A majority of these employees left the Company by January 31, 2000. In conjunction with this announcement, the Company recorded a charge of $1.1 million, of which $0.8 million was included in restructuring costs and $0.3 million was included in cost of sales. This charge included $0.6 million in severance costs for affected employees, $0.3 million to write down Synergy inventory to net realizable value, and $0.2 million for other disposal costs. Through the second quarter of fiscal 2001, payments were made to terminated employees and for disposal costs. However, by the end of the second fiscal quarter, the Company had reassessed its plans to dispose of the Synergy business. The Company has eliminated the Synergy division, but will continue to offer Synergy products through its Enterprise division. Therefore, the remaining restructuring charges related to the disposal of the division were deemed unecessary and were reversed.

The following is a reconciliation of the accrued restructuring costs:

                                                 Salt Lake
                                                    City              Synergy             Total
                                                -----------         -----------        -----------
Restructuring accrual at June 30, 2000:
  Severance                                     $   823,000         $    95,000        $   918,000
  Leasehold cancellation charges                    599,000                  --            599,000
  Disposal costs                                         --             137,000            137,000
                                                -----------         -----------        -----------
    Subtotal                                      1,422,000             232,000          1,654,000
                                                -----------         -----------        -----------

Dispositions in quarter ended September
 30, 2000:
  Severance payments                                (72,000)                 --            (72,000)
  Payment of lease expenses                         (16,000)                 --            (16,000)
  Recovery of lease expenses                        (32,000)                 --            (32,000)
  Payment of disposal costs                              --             (61,000)           (61,000)
  Reversal of Synergy restructuring charges              --            (171,000)          (171,000)
                                                -----------         -----------        -----------
    Subtotal                                       (120,000)           (232,000)          (352,000)
                                                -----------         -----------        -----------

Remaining accrual at September 30, 2000:
  Severance                                         751,000                  --            751,000
  Leasehold cancellation charges                    551,000                  --            551,000
  Disposal costs                                         --                  --                 --
                                                -----------         -----------        -----------

Balance at September 30, 2000                   $ 1,302,000         $        --        $ 1,302,000
                                                ===========         ===========        ===========


6.   Line of Credit

     The Company's $7.5 million revolving line of credit expired on September 30, 2000. The Company negotiated a new $10 million revolving line of credit with the same institution which contains various restrictive covenants and financial covenants which are similar to those contained in the previous agreement. The revolving line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The borrowing base for the new $10 million line of credit now includes a portion of foreign accounts receivable. At September 30, 2000, $7.65 million was outstanding under the revolving line of credit agreement. The new $10 million revolving line of credit expires on September 1, 2001.

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


Forward-Looking Information

     Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: our strategic alliances; the ability to develop distribution channels for new products; the ability to obtain compelling content; our dependence on suppliers, dealers and distributors; domestic and international economic conditions; the financial condition of our key customers and suppliers; the complexity of new products; ongoing research and development;
our reliance on third party manufacturers;   the ability to realize operating
efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; our ability to protect our intellectual property; the continued growth of the Internet; the market for Internet appliances; the acceptance of broadband services; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of our products and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.


OVERVIEW

     Panja is a leader in the development, manufacturing, and marketing of device networking equipment as well as innovative equipment designed to take advantage of the proliferation of broadband communications capabilities. The Company's products are utilized in both residential and enterprise settings.
The Company's device networking equipment allows end users to control a variety of electronic devices from a centralized location. The Company's WebLinx software also provides the flexibility of allowing the end user to control these systems via the Internet from any remote location. The Company's broadband products stream data, audio and video content from the Internet directly to home entertainment components.

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

     The Company's current products are sold to dealers (typically audio/visual installer and integrators) or to distributors in the international market. The Company principally relies on these 2,000 dealers of electronic and audiovisual equipment to sell, install, support and service its products in the United States. Internationally, the Company relies on a network of exclusive distributors to sell its products. Because of the increase in broadband access to the home, the Company believes that the potential exists for an increase in the consumer market for its products. Accordingly, the Company is focusing on adding new distribution channels which will provide its equipment in an easy to install configuration that will parallel the increase of the distribution of information to the home via broadband access.

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

     The Company purchases components that comprise approximately 28% to 32% of its cost of sales from foreign vendors. The primary components purchased are standard power supplies and displays for touch panels. Historically, the Company has not had any significant cost issues related to price changes due to purchasing from foreign vendors. However, there can be no assurance that this will be the case in the future. The Company has experienced delays of up to five weeks in receiving materials from foreign vendors. However, the Company takes this issue into consideration when orders are placed and, therefore, this concern has not, in the past, significantly impacted the Company's ability to meet production and customer delivery deadlines. However, a significant shortage of or interruption in the supply of foreign components could have a material adverse effect on the Company's results of operations.


Residential Systems

     The Company's premium line of custom residential integrated control systems offers consumers the ability to control most electronic aspects of their homes, such as security systems, lighting systems, heating and air-conditioning systems, and the components of their home entertainment systems. These systems have predominantly been installed in upscale homes, and the installation process involves third party technicians working on-site to maximize the control systems' interoperability with the home's other electronic devices.

     In fiscal 2000, the Company launched its Broadband Consumer Products Group to leverage its proprietary technology in applications that take advantage of the surge in residential broadband access. These new products allow the data, video and audio content brought to the home by broadband access to be distributed to the entertainment devices contained within the home. This distribution of information can be contoured by each end user to their particular needs or wants.

Enterprise Systems

     The Company's enterprise products enable users to operate, as a single system, a broad range of electronic equipment in a variety of settings. These products are flexible in their design and application, and are easy to use. The products are used in board rooms, training rooms, auditoriums, sport facilities, theme parks, museums, and other settings which require the control of a wide variety of electronic equipment, such as video equipment, audio equipment, lighting equipment, heating and air-conditioning equipment, camera equipment, and security systems.

Results of Operations

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three and six month periods ended September 30, 2000 and 1999:

                                                                     Three Months Ended            Six Months Ended
                                                                        September 30,                September 30,
                                                                      2000         1999            2000         1999
                                                                   ----------   ----------      ----------   ----------
Enterprise system sales                                               77.7%        75.7%           76.2%        75.4%
Residential system sales                                              22.3         24.3            23.8         24.6
                                                                   ----------   ----------      ----------   ----------
   Net sales                                                         100.0        100.0           100.0        100.0

Cost of sales                                                         49.3         44.9            47.9         44.6
                                                                   ----------   ----------      ----------   ----------
Gross profit                                                          50.7         55.1            52.1         55.4
Selling and marketing expenses                                        29.4         36.3            33.2         36.5
Research and development expenses                                      9.1          7.6             9.9          7.3
Restructuring costs                                                   (0.7)          --            (0.5)          --
General and administrative expenses                                   10.0          8.5             9.8          8.5
                                                                   ----------   ----------      ----------   ----------
   Operating income (loss)                                             2.9          2.7            (0.3)         3.1

Interest expense                                                       0.8          0.8             0.8          0.7
Other income (loss), net                                              (0.9)         0.1            (0.4)         0.1
                                                                   ----------   ----------      ----------   ----------
Income (loss) before income taxes                                      1.2          2.0            (1.5)         2.5
Income tax provision (benefit)                                         0.4          0.6            (0.5)         0.8
                                                                   ----------   ----------      ----------   ----------
Net income (loss)                                                      0.8%         1.4%           (1.0)%        1.7%
                                                                   ==========   ==========      ==========   ==========


Three Months Ended September 30, 2000 Results Compared to Three Months Ended September 30, 1999 (all references to years are to fiscal years)


     We recorded sales during the three months ended September 30, 2000 and 1999 as follows:


                        Three Months Ended September 30,
Market                      2000                1999            Change
------                      ----                ----            ------
Enterprise:

 Domestic               $11,761,580         $ 8,988,895          30.8%

 International            7,578,853           5,720,788          32.5%

 OEM                        435,099             550,833         (21.0)%

 Educational                327,386             783,746         (58.2)%
                        -----------         -----------        ---------
Total Enterprise         20,102,918          16,044,262          25.3%
                        -----------         -----------        ---------

Residential               5,761,213           5,152,693          11.8%
                        -----------         -----------        ---------
 Total Sales            $25,864,131         $21,196,955          22.0%
                        ===========         ===========        =========

     Overall, the Company's revenue increased 22% compared to the same quarter last year. Enterprise sales grew 25.3% compared to the same quarter of last year, consisting of growth in domestic sales of 30.8% and growth in international sales of 32.5%, offset by a decline in OEM sales of 21% and a decline in Synergy sales of 58%. Domestic enterprise revenue growth reflects the increasing demand for device networking systems, and the versatility of the Panja product in enterprise applications. The growth in international sales was related to a combination of improved market conditions in most global regions, and the Company's aggressive involvement in sales and marketing activities of international dealers and distributors. Residential sales grew 11.8% compared to the same quarter of last year, consisting primarily of an increase in existing residential applications. The growth in residential sales is related to continued demand for the Company's home automation and control products, as well as favorable economic conditions in key markets.

     Gross margins for the quarter ended September 30, 2000 were 50.7% compared to 55.1% for the same quarter last year. The decline in gross margins is primarily related to higher material costs resulting from component availability issues. The Company is focused on improving its gross margins and as a result is utilizing more outside manufacturing sources. The Company believes this outsourcing will allow it to sustain its growth without the need to significantly expand its current manufacturing space and increase overhead.

     The Company has significantly increased its product development efforts in order to design hardware that allows the distribution of Internet information to
non-PC devices.   As a result, the Company incurred an increase in research and development expenses of 45% over the second quarter of fiscal 2000. Selling and marketing expenses were $7.6 million or 29.4% of net sales, down slightly compared to $7.7 million or 36.3% of net sales in the second quarter of fiscal 2000. This improvement is related to the consolidation of the Company's Salt Lake City operations, as well as a reduction in tradeshow expenses. General and administrative expenses grew 43% from the second quarter of fiscal 2000, representing 10% of net sales for the second quarter of fiscal 2001 versus 8.5% for the second quarter of fiscal 2000. The increase in general and administrative expenses is primarily related to an increase of $510,000 in the allowance for doubtful accounts related to a customer who filed for bankruptcy. The assets of this customer have been acquired by one of our other customers, and the Company anticipates that it will continue to make sales to the acquiring entity. The increase is also related to expenses incurred that were attributable to the Company's move into its new headquarters, as well as increased headcount and related expenses.

     By the end of the second fiscal quarter, the Company had reassessed its plans to dispose of the Synergy business and reversed the remaining Synergy restructuring reserves as a result. See Footnote 5 for additional information.

     Other expense for the period is primarily a factor of a $247,000 loss incurred on the sale of furniture from the Company's previous facilities.

     The Company's effective tax rate increased from 30% in the quarter ended September 30, 1999 to 34% in the quarter ended September 30, 2000. This change is a result of normal fluctuations in permanent differences between book income and taxable income.

Six Months Ended September 30, 2000 Results Compared to Six Months Ended September 30, 1999 (all references to years are to fiscal years)


     We recorded sales during the six months ended September 30, 2000 and 1999 as follows:

                        Six Months Ended September 30,
Market                      2000                1999            Change
------                      ----                ----            ------
Enterprise:

 Domestic               $21,168,383         $17,390,409          21.7%

 International           13,302,225           9,417,677          41.2%

 OEM                        674,963           1,218,621         (44.6)%

 Educational                698,024           1,533,290         (54.5)%
                        -----------         -----------       ----------
Total Enterprise         35,843,595          29,559,997          21.3%
                        -----------         -----------       ----------

Residential              11,225,003           9,668,483          16.1%
                        -----------         -----------       ----------
 Total Sales            $47,068,598         $39,228,480          20.0%
                        ===========         ===========       ==========


     Overall, the Company's revenue increased 20% compared to the same period last year. Enterprise sales grew 21.3% compared to the same period last year, consisting of growth in domestic sales of 21.7% and growth in international sales of 41.2%, offset by a decline in OEM sales of 44.6% and a decline in Synergy sales of 54.5%. Domestic enterprise revenue growth reflects the increasing demand for device networking systems, and the versatility of the Panja product in enterprise applications. The growth in international sales was related to a combination of improved market conditions in most global regions, and the Company's aggressive involvement in sales and marketing activities of international dealers and distributors. Residential sales grew 16.1% compared to the same period last year, consisting primarily of an increase in existing residential applications. The growth in residential sales is related to continued demand for the Company's home automation and control products, as well as favorable economic conditions in key markets.

     Gross margins for the six months ended September 30, 2000 were 52.1% compared to 55.4% for the same period last year. The decline in gross margins is primarily related to higher material costs resulting from component availability issues. The Company is focused on improving its gross margins and as a result is utilizing more outside manufacturing sources. The Company believes this outsourcing will allow it to sustain its growth without the need to significantly expand its current manufacturing space and increase overhead.

     The Company has significantly increased its product development efforts in order to design hardware that allows the distribution of Internet information to
non-PC devices.   As a result, the Company incurred an increase in research and development expenses in the period of 63% over the six months ended September 30, 1999. Selling and marketing expenses were $15.6 million or 33.2% of net sales, compared to $14.3 million or 36.5% of net sales in the same period last year. The improvement in selling and marketing expenses as a percentage of net sales is primarily related to the consolidation of the Company's Salt Lake City operations, as well as a reduction in tradeshow expenses. General and administrative expenses grew 39% from the six months ended September 30, 1999, representing 9.8% of net sales for the period versus 8.5% for the same period last year. The increase in general and administrative expenses is primarily related to an increase of $510,000 in the allowance for doubtful accounts related to a customer who filed for bankruptcy. The assets of this customer have been acquired by one of our other customers, and the Company anticipates that it will continue to make sales to the acquiring entity. The increase is also related to expenses incurred that were attributable to the Company's move into its new headquarters, as well as increased headcount and related expenses.

     By the end of the second fiscal quarter, the Company had reassessed its plans to dispose of the Synergy business and reversed the remaining Synergy restructuring reserves as a result. See Footnote 5 for additional information.

     Other expense for the period is primarily a factor of a $247,000 loss incurred on the sale of furniture from the Company's previous facilities.

     The Company's effective tax rate increased from 31.5% for the six months ended September 30, 1999 to 34% for the six months ended September 30, 2000. This change is a result of normal fluctuations in permanent differences between book income and taxable income.


Liquidity and Capital Resources

     For the past three years, the Company has satisfied its operating cash requirements principally through cash flow from operations and borrowings from its line of credit. In the six months ended September 30, 2000, the Company used $3.6 million of cash in operations. Capital expenditures amounted to $4.1 million, which were primarily for capital additions related to the Company's new corporate headquarters, costs incurred related to the Company's Enterprise Resource Planning system, and for routine purchases of computers and equipment.

     The Company's $7.5 million revolving line of credit expired on September 30, 2000. The Company negotiated a new $10 million revolving line of credit with the same institution which contains various restrictive covenants and financial covenants which are similar to those contained in the previous agreement. The revolving line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The borrowing base for the new $10 million line of credit now includes a portion of foreign accounts receivable. At September 30, 2000, $7.65 million was outstanding under the revolving line of credit agreement. The new $10 million revolving line of credit expires on September 1, 2001.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 2000 until September 30, 2000, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commision on June 22, 2000 (file no. 0-26924).

                                  PANJA INC.
                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated herein from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 4.  Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Shareholders of Panja Inc. was held on August 21, 2000 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:


1.   Election of Directors:

                                   FOR          AGAINST    ABSTAIN

John F. McHale                  8,035,728         -0-       12,310
Joe Hardt                       7,991,728         -0-       56,310
Harvey B. Cash                  8,035,728         -0-       12,310
J. Otis Winters                 8,035,728         -0-       12,310
Peter D. York                   8,035,728         -0-       12,310
Julie Spicer England            8,035,728         -0-       12,310

2.   Ratification of Ernst & Young LLP as auditors:

                                   FOR          AGAINST    ABSTAIN

                                8,021,342        21,000      5,696


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

     +10.1 Fourth Amended and Restated Loan Agreement dated as of September 1, 2000

     +27.1  Financial Data Schedule.


b.   Reports on Form 8-K

     None.

------------------------
+  Filed herewith.

                                  PANJA INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANJA INC.



Date:  November 10, 2000      By:   /s/ Paul D. Fletcher
                                 ---------------------------------------------
                              Paul D. Fletcher
                              Vice President and Chief Financial Officer (Duly
                              Authorized Officer and Principal Financial
                              Officer)