Form 10-Q
period 2000-12-31
PANJA INC
filed 2001-02-14
CIK 944248

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the Quarterly Period Ended December 31, 2000

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


Common Stock, $0.01 Par Value                       9,521,725
        (Title of Each Class)       (Number of Shares Outstanding at January 31,
                                                      2001)

                                  PANJA INC.
                                  FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                    INDEX

                                                                            Page Number
Part I.     Financial Information (Unaudited)

Item 1.     Consolidated Balance Sheets at December 31, 2000 and March           3
            31, 2000

            Consolidated Statements of Operations for the Three and              5
            Nine Months Ended December 31, 2000 and 1999

            Consolidated Statements of Cash Flows for the Nine Months            6
            Ended December 31, 2000 and 1999

            Notes to Consolidated Financial Statements                           7

Item 2.     Management's Discussion and Analysis of Financial Condition         10
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk          15

Part II.    Other Information

Item 1.     Legal Proceedings                                                   16

Item 6.     Exhibits and Reports on Form 8-K                                    16

            Signatures                                                          17

                                  PANJA INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                            December 31,             March 31,
                                                                               2000                    2000
                                                                            ------------            -----------
Current assets:
   Cash and cash equivalents.......................................         $ 1,792,556             $   986,648
   Receivables - trade and other, less allowance for doubtful
    accounts of $230,000 at December 31, 2000 and $382,000 at                14,461,141               9,555,649
    March 31, 2000.................................................
   Inventories.....................................................          15,730,345              11,927,737
   Prepaid expenses................................................           1,798,946               1,577,535
   Income tax receivable...........................................                  --                 948,548
   Deferred income tax.............................................           1,107,484               1,107,484
                                                                            ------------            -----------
Total current assets...............................................          34,890,472              26,103,601
Property and equipment, at cost, net...............................           8,996,838               6,239,467
Capitalized software...............................................             494,927                 779,212
Deferred income tax................................................           3,260,119               2,265,019
Deposits and other.................................................             734,153               1,230,244
Goodwill, less accumulated amortization of $804,000 at December
 31, 2000 and $618,000 at March 31, 2000...........................             322,791                 508,589
                                                                            ------------            -----------
Total assets.......................................................         $48,699,300             $37,126,132
                                                                            ===========             ===========

                                  PANJA INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         December 31,               March 31,
                                                                            2000                      2000
                                                                         ------------              -----------
Current liabilities:
   Accounts payable.............................................         $ 8,711,840               $ 4,792,793
   Current portion of long-term debt............................             972,456                   948,050
   Revolving bank debt..........................................           9,050,000                        --
   Accrued compensation.........................................           1,830,888                 2,009,219
   Accrued restructuring costs..................................             484,316                 1,917,342
   Accrued sales commissions....................................             855,901                   730,457
   Accrued dealer incentives....................................             731,325                   356,373
   Other accrued expenses.......................................             746,292                   368,386
   Income tax payable...........................................             306,194                        --
                                                                         ------------              -----------
Total current liabilities.......................................          23,689,212                11,122,620

Long-term debt, net of current portion..........................           2,379,138                 3,045,745

Commitments and contingencies

Shareholders' equity :
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none.....................................                  --                        --
   Common stock, $0.01 par value:
       Authorized shares -- 40,000,000
       Issued shares -- 9,966,478 for December 31, 2000 and                                             98,607
        9,860,650 for March 31, 2000............................              99,665
   Additional paid-in capital...................................          18,492,208                17,920,112
   Accumulated other comprehensive income (loss)................             (34,355)                   14,799
   Retained earnings............................................           8,541,716                 9,392,533
   Less treasury stock (496,476 shares).........................          (4,468,284)               (4,468,284)
                                                                         ------------              -----------
Total shareholders' equity......................................          22,630,950                22,957,767
                                                                         ------------              -----------
Total liabilities and shareholders' equity......................         $48,699,300               $37,126,132
                                                                         ===========               ===========

                            See accompanying notes.

                                  PANJA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                         Nine Months Ended
                                                      December 31,                              December 31,
                                              2000                   1999                2000                   1999
                                           -----------            -----------         -----------            -----------
Enterprise system sales.............       $18,927,450            $15,050,895         $54,771,045            $44,610,890
Residential system sales............         5,302,628              4,442,024          16,527,630             14,110,506
                                           -----------            -----------         -----------            -----------
   Net sales........................        24,230,078             19,492,919          71,298,675             58,721,396
Cost of sales.......................        11,872,718              9,800,571          34,432,789             27,300,200
                                           -----------            -----------         -----------            -----------
   Gross profit.....................        12,357,360              9,692,348          36,865,886             31,421,196
Selling and marketing expenses......         8,637,047              7,923,341          24,205,628             22,231,101
Research and development expenses...         2,640,676              2,246,884           7,318,740              5,116,055
Restructuring charges...............          (224,187)             3,436,095            (445,561)             3,436,095
General and administrative expenses.         1,621,028              2,141,693           6,238,604              5,466,932
                                           -----------            -----------         -----------            -----------
   Operating loss...................          (317,204)            (6,055,665)           (451,525)            (4,828,987)
Interest expense....................           295,462                175,661             650,006                460,982
Other income (expense), net.........            30,716                  8,395            (185,617)                56,464
                                           -----------            -----------         -----------            -----------
Loss before income taxes............          (581,950)            (6,222,931)         (1,287,148)            (5,233,505)
Income tax benefit..................          (196,631)            (2,147,466)           (436,331)            (1,835,978)
                                           -----------            -----------         -----------            -----------
Net loss............................       $  (385,319)           $(4,075,465)        $  (850,817)           $(3,397,527)
                                           ===========            ===========         ===========            ===========
Basic and diluted loss per share....            $(0.04)                $(0.47)             $(0.09)                $(0.40)
                                           ===========            ===========         ===========            ===========

                            See accompanying notes.

                                  PANJA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                       December 31,
                                                                              2000                    1999
                                                                          -----------             -----------
Operating Activities
Net loss...........................................................       $  (850,817)            $(3,397,527)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation....................................................         2,291,757               1,506,459
   Amortization....................................................           492,583                 185,801
   Provision for losses on receivables.............................           720,000                 149,000
   Provision for inventory obsolescence............................           500,000                (137,342)
   Loss on sale of property and equipment..........................           247,556                      --
   Write-down of fixed assets for impairment.......................                --                 654,807
   Deferred income taxes...........................................          (949,726)                     --
   Changes in operating assets and liabilities:
       Receivables.................................................        (5,625,492)             (1,299,024)
       Inventories.................................................        (4,302,608)             (1,705,524)
       Prepaid expenses............................................          (221,411)             (1,138,971)
       Accounts payable............................................         3,919,047               1,308,253
       Accrued expenses............................................          (733,055)              4,125,338
       Income taxes................................................         1,254,742              (2,980,993)
                                                                          -----------             -----------
Net cash used in operating activities..............................        (3,257,424)             (2,729,723)

Investing Activities
Purchase of property and equipment.................................        (5,396,684)             (2,479,350)
Proceeds from sale of property and equipment.......................           100,000                      --
Investment in capitalized software.................................           (22,500)               (818,092)
Decrease in other assets...........................................           496,091                  54,063
                                                                          -----------             -----------
Net cash used in investing activities..............................        (4,823,093)             (3,243,379)

Financing Activities
Sale of common stock -- net proceeds...............................           527,780               6,139,538
Net increase in line of credit.....................................         9,050,000                 400,000
Repayments of long-term debt.......................................          (642,201)             (1,361,935)
                                                                          -----------             -----------
Net cash provided by financing activities..........................         8,935,579               5,177,603
Effect of exchange rate changes on cash............................           (49,154)                 49,455
                                                                          -----------             -----------
Net increase (decrease) in cash and cash equivalents...............           805,908                (746,044)
Cash and cash equivalents at beginning of period...................           986,648               1,801,756
                                                                          -----------             -----------
Cash and cash equivalents at end of period.........................       $ 1,792,556             $ 1,055,712
                                                                          ===========             ===========

                            See accompanying notes.

                                  PANJA INC.
                  Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, are unaudited (except for the March 31, 2000 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except for the restructuring charge in the third quarter of fiscal 2000 as discussed in Note 5 below) considered necessary for a fair presentation have been included. Certain prior quarter amounts have been reclassified to conform to the current year presentation.

Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended                       Nine Months Ended
                                                       December 31,                            December 31,
                                                2000                 1999               2000                 1999
                                             ----------          -----------         ----------          ----------
Numerator:
Net loss................................     $ (385,319)         $(4,075,465)        $ (850,817)         $(3,397,527)
                                             ==========          ===========         ==========          ===========
Denominator:
Denominator for basic earnings per share
 Weighted-average shares outstanding....      9,445,350            8,650,720          9,407,142            8,557,953
Effect of dilutive securities:
Employee stock options..................             --                   --                 --                   --
                                             ----------          -----------         ----------          -----------

Denominator for diluted earnings per
 share..................................      9,445,350            8,650,720          9,407,142            8,557,953
                                              ==========          ===========         ==========          ==========

Basic and diluted loss per share........     $    (0.04)         $     (0.47)        $    (0.09)         $     (0.40)


3. Inventories

The components of inventories are as follows:

                                          December 31,           March 31,
                                             2000                 2000
                                          ------------          -----------
Raw materials                              $ 6,943,604          $ 7,826,200
Work in progress                             3,008,288              606,468
Finished goods                               6,920,747            4,253,175
Less reserve for obsolescence               (1,142,294)            (758,106)
                                           -----------          -----------
Total                                      $15,730,345          $11,927,737
                                           ===========          ===========


4.  Comprehensive Loss


The components of comprehensive loss, net of related tax, are as follows:

                                          Three Months Ended                                Nine Months Ended
                                             December 31,                                      December 31,
                                    2000                     1999                     2000                    1999
                                  ---------              -----------                ---------             -----------
Net loss                          $(385,319)             $(4,075,465)               $(850,817)            $(3,397,527)
Foreign currency                    (10,169)                  25,988                  (49,154)                 49,455
 translation adjustments
                                  ---------              -----------                ---------             -----------
Comprehensive loss                $(395,488)             $(4,049,477)               $(899,971)            $(3,348,072)
                                  =========              ===========                =========             ===========

5. Restructuring Costs

During the third quarter of fiscal 2000, the Company announced plans to shut down its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The move was completed by the end of the third quarter of fiscal 2001. This shutdown impacted approximately 94 employees. In conjunction with this plan, the Company recorded a pretax charge of $2.6 million, all of which was included in restructuring costs. This charge included $1.3 million in severance costs, $0.7 million in asset impairment write-downs, and $0.6 million in leasehold cancellation charges. The asset impairment charge was recorded in fiscal 2000 to write down the carrying value of the fixed assets to their estimated fair market value. The Company continued to depreciate these assets from their fair market value over the remaining useful life of the Salt Lake City location. The leasehold cancellation charges represent estimated costs to terminate or perform under the leasehold agreements for the Company's Salt Lake City facilities through the end of the lease term. Through the third quarter of fiscal 2001, payments have been made to terminated employees, for disposal costs, and for net lease charges on vacated facilities. The Company completed all remaining severance actions during the quarter ended December 31, 2000, and reversed the residual severance accruals of approximately $0.2 million.

During the third quarter of fiscal 2000, the Company also announced its intention to dispose of its Synergy division. Approximately 26 employees were affected by this action. A majority of these employees left the Company by January 31, 2000. In conjunction with this announcement, the Company recorded a charge of $1.1 million, of which $0.8 million was included in restructuring costs and $0.3 million was included in cost of sales. This charge included $0.6 million in severance costs for affected employees, $0.3 million to write down Synergy inventory to net realizable value, and $0.2 million for other disposal costs. Through the second quarter of fiscal 2001, payments were made to terminated employees and for disposal costs. However, by the end of the second fiscal quarter, the Company had reassessed its plans to dispose of the Synergy business. The Company has eliminated the Synergy division, but will continue to offer Synergy products through its Enterprise division. Therefore, the remaining restructuring charges of approximately $0.2 million related to the disposal of the division were deemed unnecessary and were reversed in the second quarter of fiscal 2001.


The following is a roll forward of the accrued restructuring costs from September 30, 2000 to December 31, 2000:

Restructuring accrual at September 30, 2000:
  Severance                                                         $  751,000
  Leasehold cancellation charges                                       551,000
                                                                    ----------
    Subtotal                                                         1,302,000
                                                                    ----------

Dispositions in quarter ended December 31, 2000:
  Severance payments                                                  (563,000)
  Payment of lease expenses                                            (31,000)
  Recovery of lease expenses                                           (36,000)
  Reversal of severance charges                                       (188,000)
                                                                    ----------
    Subtotal                                                          (818,000)
                                                                    ----------

Remaining accrual at December 31, 2000:
  Leasehold cancellation charges                                    $  484,000
                                                                    ==========


6. Line of Credit

   The Company has a $10 million revolving line of credit with Bank One, Texas, N.A. ("Bank One") that contains various restrictive and financial covenants including a covenant that the Company's current ratio be at least 1.5 to 1.0. As of December 31, 2000, the Company's current ratio was 1.47 to 1.0, however, Bank One has waived such non-compliance with the covenant at December 31, 2000. The revolving line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is secured by receivables, inventory and property. At December 31, 2000, $9.05 million was outstanding under the revolving line of credit agreement. This revolving line of credit expires on September 1, 2001. In January 2001, the Company increased the borrowings available under the line of credit to $12 million through March 31, 2001 to fund short term cash requirements. Available borrowings under the line of credit were $1.8 million as of January 31, 2001.


7. Stock Option Grant

   On December 21, 2000, the Company granted 551,700 options to employees from the 1999 Equity Incentive Plan at an exercise price of $3.069, the fair market value on the date of grant. The options vest 25% per year over four years, beginning on the first anniversary date of the grant.


8. Contingencies

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


Forward-Looking Information

     Certain information included herein contains forward-looking statements
(as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: our strategic alliances; the ability to develop distribution channels for new products; the ability to obtain compelling content; our dependence on suppliers, dealers and distributors; domestic and international economic conditions; the financial condition of our key customers and suppliers; the complexity of new products; ongoing research and development; our reliance on third party manufacturers; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; our ability to protect our intellectual property; the continued growth of the Internet; the market for Internet appliances; the acceptance of broadband services; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of our products and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.


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

     The Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors. These factors include seasonal purchasing by the Company's dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix.

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

     The Company purchases components that comprise approximately 28% to 32% of its cost of sales from foreign vendors. The primary components purchased are standard power supplies and displays for touch panels. Historically, the Company has not had any significant cost issues related to price changes due to purchasing from foreign vendors. However, there can be no assurance that this will be the case in the future. The Company has experienced delays of up to five weeks in receiving materials from foreign vendors. However, the Company takes this issue into consideration when orders are placed and, therefore, this concern has not significantly impacted the Company's ability to meet production and customer delivery deadlines in the past. However, a significant shortage of or interruption in the supply of foreign components could have a material adverse effect on the Company's results of operations.

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

     In fiscal 2000, the Company launched its Broadband Consumer Products Group to leverage its proprietary technology in applications that take advantage of residential broadband access. These new products allow the data, video and audio content brought to the home by broadband access to be distributed to the entertainment devices contained within the home. This distribution of information can be contoured by each end user to their particular needs or wants.

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

Results of Operations

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of operations for the three and nine month periods ended December 31, 2000 and 1999:

                                                         Three Months Ended                  Nine Months Ended
                                                             December 31,                       December 31,
                                                         2000            1999                2000          1999
                                                      ---------       ----------          ---------     ---------

Enterprise system sales                                  78.1%            77.2%               76.8%          76.0%
Residential system sales                                 21.9             22.8                23.2           24.0
                                                      ---------       ----------          ---------     ---------
   Net sales                                            100.0            100.0               100.0          100.0
Cost of sales                                            49.0             50.3                48.3           46.5
                                                      ---------       ----------          ---------     ---------
   Gross profit                                          51.0             49.7                51.7           53.5
Selling and marketing expenses                           35.6             40.6                33.9           37.8
Research and development expenses                        10.9             11.5                10.3            8.7
Restructuring charges                                    (0.9)            17.6                (0.6)           5.9
General and administrative expenses                       6.7             11.0                 8.7            9.3
                                                      ---------       ----------          ---------     ---------
   Operating loss                                        (1.3)           (31.0)               (0.6)          (8.2)
Interest expense                                          1.2              0.9                 0.9            0.8
Other income (expense), net                               0.1              0.0                (0.3)           0.1
                                                      ---------       ----------          ---------     ---------
Loss before income taxes                                 (2.4)           (31.9)               (1.8)          (8.9)
Income tax benefit                                       (0.8)           (11.0)               (0.6)          (3.1)
                                                      ---------       ----------          ---------     ---------
Net loss                                                (1.6)%          (20.9)%              (1.2)%         (5.8)%
                                                      =========       ==========          =========     =========


Three Months Ended December 31, 2000 Results Compared to Three Months Ended December 31, 1999 (all references to years are to fiscal years)


     We recorded sales during the three months ended December 31, 2000 and 1999 as follows:

                                         Three Months Ended December 31,

Market                                   2000                         1999                 Change
------                                   ----                         ----                 ------
Enterprise:
 Domestic                             $10,559,414                  $ 8,673,898               21.7%
 International                          7,746,523                    5,714,222               35.6%
 OEM                                      485,691                      272,607               78.2%
 Educational                              135,822                      390,168             (65.2)%
                                      -----------                  -----------            -------
Total Enterprise                       18,927,450                   15,050,895               25.8%
                                      -----------                  -----------            -------

Residential                             5,302,628                    4,442,024               19.4%
                                      -----------                  -----------            -------
    Total Sales                       $24,230,078                  $19,492,919               24.3%
                                      ===========                  ===========            =======

     Overall, the Company's revenue increased 24% compared to the same quarter last year. Enterprise sales grew 26% compared to the same quarter of last year, consisting primarily of growth in domestic sales of 22% and growth in international sales of 36%, offset by a reduction of educational sales of 65%. Domestic enterprise revenue growth reflects the increasing demand for device networking systems, and the versatility of the Panja product in enterprise applications. The growth in international sales was primarily related to the Company's continued focus on distributor and dealer network development, improved market acceptance of Panja's product lines in international markets, and improved economic conditions in key markets overseas. Although the Company continues to support its educational products and customers, this market is no longer a key focus for the Company, and therefore sales in the educational market have declined. Residential sales grew 19% compared to the same quarter of last year, consisting primarily of an increase in existing residential applications. The growth in residential sales is related to continued demand for the Company's home automation and control products.

     Gross margins for the quarter ended December 31, 2000 were 51% compared to 50% for the same quarter last year. The improvement in gross margins is primarily related to charges recorded in the quarter ended December 31, 1999 to write-down Synergy inventory and to increase the reserve for obsolescence. The Company is focused on improving its gross margins and as a result is utilizing more outside manufacturing sources. The Company believes this outsourcing will allow it to sustain its growth without the need to significantly expand its current manufacturing space and increase overhead.

     The Company continues to focus on product development efforts to expand the uses and capabilities of device networking equipment in enterprise and residential applications. During fiscal 2001, the Company has also committed resources to the design of hardware that allows the distribution of Internet content to non-PC devices. As a result, the Company incurred an increase in research and development expenses of 18% over the third quarter of fiscal 2000. Selling and marketing expenses increased to $8.6 million from $7.9 million in the year ago quarter, but declined as a percent of revenue to 36% in the fiscal third quarter ended December 31, 2000 compared to 41% in the year ago quarter. This improvement is a result of a reduction of trade show spending and other marketing costs relative to the 24% increase in revenue. General and administrative expenses declined approximately $500,000 to $1.6 million from $2.1 million in the third quarter of fiscal 2000, representing 7% of net sales for the third quarter of fiscal 2001 versus 11% for the third quarter of fiscal 2000. The decrease in general and administrative expenses is primarily related to management's decision to eliminate cash bonuses in fiscal 2001, and the resulting reversal of bonuses accrued in previous quarters.

     During the third quarter of fiscal 2000, the Company announced its plans to shut down its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas, as well as its intention to dispose of its Synergy division. As a result, the Company recorded restructuring charges of $3.7 million during the quarter ended December 31, 1999. During the quarter ended December 31, 2000, the Company reversed certain severance and lease cancellation accruals. See Footnote 5 for additional information.

     Interest expense increased to approximately $295,000 for the quarter ended December 31, 2000 compared to approximately $176,000 for the quarter ended December 31, 1999. This increase is directly attributable to higher average outstanding balances on the line of credit.

     The Company's effective tax rate decreased from 35% in the quarter ended December 31, 1999 to 34% in the quarter ended December 31, 2000. This change is a result of normal fluctuations in permanent differences between book income and taxable income.

Nine Months Ended December 31, 2000 Results Compared to Nine Months Ended December 31, 1999 (all references to years are to fiscal years)


     We recorded sales during the nine months ended December 31, 2000 and 1999 as follows:


                                         Nine Months Ended December 31,

Market                                   2000                         1999                 Change
------                                   ----                         ----                 ------
Enterprise:
 Domestic                             $31,727,797                  $26,064,306               21.7%
 International                         21,048,748                   15,131,899               39.1%
 OEM                                    1,160,654                    1,491,229             (22.2)%
 Educational                              833,846                    1,923,456             (56.6)%
                                      -----------                  -----------            -------
Total Enterprise                       54,771,045                   44,610,890               22.8%
                                      -----------                  -----------            -------

Residential                            16,527,630                   14,110,506               17.1%
                                      -----------                  -----------            -------
    Total Sales                       $71,298,675                  $58,721,396               21.4%
                                      ===========                  ===========            =======



     Overall, the Company's revenue increased 21% compared to the same period last year. Enterprise sales grew 23% compared to the same period last year, consisting of growth in domestic sales of 22% and growth in international sales of 39%, offset by a decline in OEM sales of 22% and a decline in educational sales of 57%. Domestic enterprise revenue growth reflects the increasing demand for device networking systems, and the versatility of the Panja product in enterprise applications. The growth in international sales was primarily related to the Company's continued focus on distributor and dealer network development, improved market acceptance of Panja's product lines in international markets, and improved economic conditions in key markets overseas. Although the Company continues to support its educational products and customers, this market is no longer a key focus for the Company, and therefore sales in the educational market have declined. Residential sales grew 17% compared to the same period last year, consisting primarily of an increase in existing residential applications. The growth in residential sales is related to continued demand for the Company's home automation and control products, particularly those of our Axcess product line.

     Gross margins for the nine months ended December 31, 2000 were 52% compared to 54% for the same period last year. The decline in gross margins is primarily related to higher material costs resulting from component availability, offset by certain charges recorded in the quarter ended December 31, 1999 to write-down Synergy inventory and to increase the reserve for obsolescence. The Company is focused on improving its gross margins and as a result is utilizing more outside manufacturing sources. The Company believes this outsourcing will allow it to sustain its growth without the need to significantly expand its current manufacturing space and increase overhead.

     The Company continues to focus on product development efforts to expand the uses and capabilities of device networking equipment in enterprise and residential applications. During fiscal 2001, the Company has also committed resources to the design of hardware that allows the distribution of Internet content to non-PC devices. As a result, the Company incurred an increase in research and development expenses of 43% over the nine months ending December 31, 1999. Selling and marketing expenses increased to $24.2 million for the nine months ended December 31, 2000 from $22.2 million in the year ago period, but declined as a percent of revenue to 34% from 38%. This improvement is a result of a reduction of trade show spending and other marketing costs relative to the 21% increase in revenue. General and administrative expenses increased approximately $700,000 to $6.2 million for the nine months ended December 31, 2000 from $5.5 million for the nine months ended December 31, 1999, representing approximately 9% of net sales in each period.

     During the nine months ended December 31, 1999, the Company announced its plans to shut down its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas, as well as its intention to dispose of its Synergy division. As a result, the Company recorded restructuring charges of $3.7 million during the nine months ended December 31, 1999. During the nine months ended December 31, 2000, the Company has reversed certain severance and lease cancellation accruals. See Footnote 5 for additional information.

     Interest expense increased to approximately $650,000 for the nine months ended December 31, 2000 compared to approximately $461,000 for the nine months ended December 31, 1999. This increase is directly attributable to higher average outstanding balances on the line of credit.

     The Company incurred approximately $186,000 in other expense for the nine months ended December 31, 2000 compared to other income of approximately $56,000 for the nine months ended December 31, 1999. This difference is primarily attributable to a loss on sale of property and equipment of approximately $248,000 incurred during the nine months ended December 31, 2000.

     The Company's effective tax rate decreased from 35% for the nine months ended December 31, 1999 to 34% for the nine months ended December 31, 2000. This change is a result of normal fluctuations in permanent differences between book income and taxable income.


Liquidity and Capital Resources

    In the nine months ended December 31, 2000, the Company used $3.3 million of cash in operations. Capital expenditures amounted to $5.4 million, which were primarily for capital additions related to the Company's new corporate headquarters, costs incurred related to the Company's Enterprise Resource Planning system, and for routine purchases of computers and equipment. These cash requirements were funded through borrowings under the revolving line of credit.

    The Company has a $10 million revolving line of credit with Bank One, Texas, N.A. ("Bank One") that contains various restrictive and financial covenants including a covenant that the Company's current ratio be at least 1.5 to 1.0. As of December 31, 2000, the Company's current ratio was 1.47 to 1.0, however, Bank One has waived such non-compliance with the covenant at December 31, 2000. The revolving line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is secured by receivables, inventory and property. At December 31, 2000, $9.05 million was outstanding under the revolving line of credit agreement. This revolving line of credit expires on September 1, 2001. In January 2001, the Company increased the borrowings available under the line of credit to $12 million through March 31, 2001 to fund short term cash requirements. Available borrowings under the line of credit were $1.8 million as of January 31, 2001.

    We believe that cash flow from operations, our existing cash resources, and funds available under our revolving loan facility will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. The Company expects its capital expenditures to be significantly less in fiscal 2002 than capital expenditures for fiscal 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 2000 until December 31, 2000, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commision on June 22, 2000 (file no. 0-26924), except for the increase in the Company's line of credit. The outstanding balance under the line of credit was $9.05 million at December 31, 2000. There was no outstanding balance under the line of credit at March 31, 2000.

                                  PANJA INC.
                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 1 - Notes to Consolidated Financial Statements).

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits
         /1/10.1 Amendment to Fourth Amended and Restated Loan Agreement dated as of January 5, 2001



b.       Reports on Form 8-K

         None.







-----------------------------
 /1/  Filed herewith.

                                  PANJA INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANJA INC.



Date:  February 14, 2001      By:   /s/ Paul D. Fletcher
                                    --------------------
                              Paul D. Fletcher

                              Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)