Form 10-K
period 2001-03-31
PANJA INC
filed 2001-06-29
CIK 944248

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  __________

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED MARCH 31, 2001,
                                      OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM __________ TO _______.
                        Commission file number 0-26924

                                  Panja Inc.
                             d/b/a AMX Corporation
            (Exact name of registrant as specified in its charter)

                 Texas                                        75-1815822
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification no.)

   3000 Research Drive, Richardson, Texas                        75082
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:          (469) 624-8000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value
                                                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of May 31, 2001, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $39,417,000.

     The number of shares of the registrant's Common Stock outstanding as of May 31, 2001 was 10,994,108.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                    PART I


ITEM 1. BUSINESS.


Overview

         Panja Inc. d/b/a AMX Corporation ("AMX", "Panja" or the "Company"), which was incorporated in Texas in March 1982, is a leading developer, manufacturer, and marketer of integrated remote control systems. These systems enable end users to operate as a single system a broad range of electronic equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control for over 20,000 different electronic devices including video components, audio components, teleconferencing devices, lighting equipment, educational media, environmental control systems, and security systems.

         The Company's systems accommodate evolving technologies. Recently, the Company integrated its control systems with the Internet. The Company's technology allows end users to communicate with their control systems through the Internet, as well as send and receive commands, content or information.

         Applications in the commercial market for the Company's remote control systems include: use for presentations in corporate board rooms; business training centers; controls for hotels, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and educational facilities; and decision support centers for industrial applications. In the residential market, the Company's products enable individuals to create an integrated home automation system which can control audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

         The Company's system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers' representatives in areas not served by Company offices. The Company principally relies on approximately 1,500 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. In addition to maintaining customer training, technical support and sales offices in the United Kingdom, Canada, Mexico, China and Singapore, the Company relies on an international network of 21 exclusive distributors serving 24 countries and over 190 dealers serving 27 additional countries to distribute its products. Dealers and distributors can use the AMX software to tailor the Company's control system for each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

         The Company believes that the market for its products has expanded due to the greater affordability, increased functionality, and more widespread use of a diverse array of electronic devices, particularly sophisticated audio, video, and presentation equipment. Many of these devices have separate control systems that are incompatible due to the absence of any one widely accepted control standard. In many settings, devices from several manufacturers are used, resulting in the presence of multiple control units that can be confusing and cumbersome to the user. This creates a need for integrated control systems such as those produced by the Company.

         The Company's strategy is to take advantage of the growth in the market for its products by bringing the power and flexibility of remote control technology to a wide variety of settings. Elements of the Company's strategy include:

     .    developing alliances with key electronic industry companies;

     . developing new software to simplify system programming in order to expand system sales;

     . continuing to emphasize customer support and service in order to maintain and enhance market share;

     .    expanding international distribution;

     .    providing flexible systems to accommodate emerging technologies; and

     .    commitment to dealer training.

Market and Industry Overview

         Garage door openers were one of the first widespread uses of wireless remote control technology. From this particular application, a number of companies developed technologies for the wireless operation of slide projectors. The widespread adoption of microprocessors enabled the development of embedded systems that were easier to use and made possible the operation of sophisticated electronic devices using a control command system. The widespread adoption of products using microprocessors has also increased the availability and the use of other electronic and programmable equipment over the past decade. This growth has been fueled by increased affordability and performance of this equipment and has created a demand for integrated remote control systems in the commercial and residential markets.

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

         The Company's products are currently used most commonly in the following markets:


Commercial

     Corporate. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, DVD players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company also believes that it is one of the largest providers of integrated control systems to this market and that this market represents a significant opportunity for its products. AMX estimates that its control systems are used in the facilities of over 80% of the Fortune 100 companies, including Intel, Enron, AT&T, Exxon Mobil, Coca Cola, Lucent Technologies, and Motorola.

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

     Education. In this market, the Company provides audio-visual and multimedia controls for lecture halls, auditoriums and classrooms. The Company's systems can be found around the world in such schools as the Singapore American School, the University of Notre Dame, the University of Texas at Dallas, the Dallas Independent School District, and the Edina School District of Minnesota located in the Minneapolis metropolitan area.

Residential


         The residential market remains a very fragmented marketplace with numerous providers and a wide range of products and services. The Company's products enable individuals to create an integrated home automation system which can control such items as audio, video, home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment. The Company has developed standardized control products designed to increase its penetration of the residential market. The Company believes that the residential market for its products is significant and growing. According to Frost & Sullivan, the residential custom installation market for audio control systems is expected to grow by more than 40% in 2001.


Business Strategy

         The Company's strategy is to take advantage of the growth in the markets for its main products by bringing the power and flexibility of remote control technology to a wide variety of settings. Elements of the Company's strategy include:

     Developing alliances with key electronic industry companies. Through alliances with key electronics industry companies, the Company created the Protocol Partner Program ("P3"). With our P3 partners the Company is creating a common ground to standardize connectivity throughout the electronics industry. Once an electronic device from a P3 partner is connected to the network, the system server can adapt to the device's specific control properties and control the device through the system.

     Developing new software to simplify system programming in order to expand system sales. The Company believes that enhanced software investment can increase system sales by simplifying programming requirements for its dealers. For example, the Company developed tools that enable dealers to more easily program the Company's systems by employing graphical user interfaces. The Company believes that these enhancements can provide its dealers with simplified customization techniques, reduce programming time, and enhance sales of the Company's products.

     Continuing to emphasize customer support and service in order to maintain and enhance market share. The Company believes that the support, service and training it provides to its customers are key competitive advantages. The Company provides technical support, on-site repair and support, as needed, and on-line software support to its dealers and end users. The Company's customer support and service originates from its new headquarters in Richardson, Texas. However, in order to provide quality and timely customer support, the Company has also established offices in Philadelphia, Los Angeles, Tampa, Denver, Toronto, York (U.K.), Mexico City, Shanghai, Brussels and Singapore.

     Expanding international distribution. The Company currently markets its products outside the United States through a network of international distributors with exclusive rights to sell AMX products. The Company believes that the international market presents a significant opportunity for the Company, and continues to expand its distribution presence overseas to take advantage of this opportunity. In June 1993, the Company purchased AXCESS Technology, Ltd., a distributor of electronic equipment based in the United Kingdom. In August 1995 the Company established its Singapore subsidiary to provide technical support and training for Asia and the Pacific Rim. The Company has representative offices in Canada, Mexico, Belgium, and Shanghai.

     Providing flexible systems to accommodate emerging technologies. The Company believes that an important competitive advantage is the flexible, modular design of its systems, which are expandable and which can accommodate a wide variety of control formats. This design maximizes the ability of the Company's products to accommodate new technologies in electronic devices as they are developed. Netlinx, the Company's latest product platform, represents a significant enhancement increasing both speed and functionality. NetLinx is compatible with our existing AXCESS and Landmark systems and will expand their functionality by allowing them to utilize Internet Control System Protocol.

     Commitment to dealer training. The Company has its primary training facility at its headquarters in Richardson, Texas, where dealers and distributors are provided training to program, install, and service the Company's systems. The Company also provides training at its other regional and international locations to accommodate clusters of its dealers, thereby reducing the dealer's cost of travel. We believe that our commitment to dealer training has resulted in a growing, increasingly well-trained group of dealers who are serving a range of discrete vertical markets. In addition, we review the capabilities and performance of our dealers on an annual basis. We believe that this is critical because our dealers have the relationship with the end user, and a well-trained and monitored dealer network will provide a quality installation that will result in a greater level of customer satisfaction. The success of our dealer network has allowed us to minimize our need to service end users.

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

         AMX systems interface with virtually any electronically controlled equipment and include a variety of simple-to-operate, custom-designed user interfaces. There are four general categories of systems components produced by
AMX: controllers, peripherals, user interfaces, and software.

         Controllers are components that perform the direct "handshake" to the
         -----------
various elements of a user's system, such as video projectors and switchers, tape and disc players, audio components, computers, and lighting. The controllers tie together a variety of often dissimilar parts into a unified network for control.

         Peripherals are intelligent sub-systems designed for specific
         -----------
applications, including lighting and robotic camera control. This type of technology can be used as independent, dedicated systems or linked to another AMX control system for integrated operation.

         User Interfaces are the user's "window" to the system. Ranging from
         ---------------
small hand-held wireless remotes to color touch panels that can interactively guide the user through an application, AMX user interfaces come in a variety of shapes and sizes to match any requirement.

         Software is applied in two different ways: design and automation.
         --------
Design software is used to layout system architecture, provide control logic for the system, and create application designs for user interfaces. Automation software runs inside the system, acting as the central "brain" between the user and the system components.


Customer Support and Service

         The Company believes that the support and service it provides to its customers are key competitive advantages and, as part of its strategy, will continue to focus on the development of such support and service. The Company has established a customer service and support organization that provides order processing, technical and engineering support, and hardware repair to dealers, distributors, and end users of its products. Within this organization, the Company has created sales support teams focused on specific geographic regions supported by dedicated, trained technicians. The Company believes that the establishment of sales support teams with specific geographic responsibility enhances the development of personal relationships between the Company's dealers and distributors and specific sales and support personnel. The Company will, if necessary, send technical support to a job site to provide individual attention as such needs arise. The Company's sales support teams can provide operating software updates, modifications, and new device interface codes online through the Internet. The Company provides technical support to customers from its domestic and international offices.

Sales, Distribution, and Marketing

         The Company markets and sells its systems products worldwide through distribution channels that include manufacturer's representatives in the U. S., dealers and distributors internationally, as well as OEM and custom product arrangements. The Company relies on third parties to sell, install, support, and service its integrated remote control systems, a strategy that it believes is best suited for broad domestic and international market coverage.


Domestic Markets

         The Company has established relationships with approximately 1,500 of the leading audio-visual system integrators in the United States. Of these, approximately 1,000 dealers are primarily focused on commercial applications and approximately 500 dealers are primarily focused on the residential market.

         The Company believes that utilizing the sales force of dealers that are already selling audio-visual systems integration services to potential purchasers of electronic presentation equipment is the most effective way to reach a broad range of customers. The Company believes that the inclusion of an AMX system in the package of electronic equipment sold to end users enhances the profitability of the dealer's systems sales. The Company's agreements with its dealers involve non-exclusive arrangements that may be canceled by either party at will and contain no minimum purchase requirements on the part of the dealers. The Company's dealers and manufacturers' representatives generally offer products of several different companies, including products that compete with the Company's products. Accordingly, there is a risk that these dealers and manufacturers' representatives may give higher priority to products of other suppliers and may reduce their efforts to sell the Company's products. A reduction in the sales efforts by certain of the Company's current dealers, distributors, or manufacturers' representatives or the loss of certain or all of such relationships could have a material adverse effect on the Company's results of operations.


International Markets

         The Company relies on a network of 21 exclusive distributors serving 24 countries and over 190 dealers serving an additional 27 countries to distribute its product internationally. Outside the United States, independent distributors with exclusive distribution rights market the Company's custom products. The Company's agreements with its distributors grant exclusive distribution rights as to a specific geographic area. The distributorship agreements can be terminated by the Company or the distributors under certain circumstances. There can be no assurance that any of such dealers and distributors will continue to offer the Company's products. Furthermore, while the Company's international distributors generally assume certain support and minimum performance obligations, there are no obligations on the part of the Company's dealers, distributors, or manufacturers' representatives to provide any specified level of support to the Company's products or to devote any specific time, resources, or efforts in marketing of the Company's products. Sales outside of the United States, consisting of products sold in Europe, Canada, Mexico, Asia, and Australia, represented approximately $28.3 million, $20.9 million, and $20.4 million, or 30%, 27%, and 29% of the Company's total sales during the fiscal years ended March 31, 2001, 2000, and 1999, respectively. See Note 11 in the audited financial statements for additional information. Since the Company's international sales are denominated in U.S. dollars, the Company does not currently engage in hedging activities with respect to fluctuations in currency values but may elect to do so in the future. These sales are subject to a number of risks generally associated with international sales, including: the effect of a strengthening or weakening U.S. dollar on demand for the Company's products in international markets; other currency fluctuation risks; greater difficulty in accounts receivable collections and increased credit risk; logistical difficulties of managing international operations; unexpected restrictions on the repatriation of funds; and unpredicted changes in regulatory requirements, tariffs, and other trade barriers. The loss of, or reduction in, international sales would have a material adverse effect on the Company's results of operations.


Technology

         We have developed AMX's product offerings using a unique combination of hardware and proprietary software, while incorporating our extensive experience of working with over 20,000 remote control codes used in a wide range of electronic components. We believe that our products deliver the most comprehensive functionality in the marketplace while retaining exceptional ease-of-use.

         We have three categories of hardware: AXCESS Systems used in the commercial and residential marketplaces; Landmark Systems used in the residential marketplace; and our newly developed NetLinx Systems around which existing and future hardware will be unified. The development of the Netlinx product architecture was completed in fiscal 2000. NetLinx represents a significant enhancement increasing both speed and functionality. NetLinx will be compatible with our existing AXCESS and Landmark systems and will expand their functionality by allowing them to utilize Internet Control System Protocol, which is the protocol that will unify the three systems, and is capable of running over any network topology including TCP/IP and UDP/IP.

         In order to extend the life of our installed hardware systems and to increase the utility and desirability of our current and future generations of products, we have developed Internet server products. These products include WebLinx, which was introduced in early 1999. WebLinx is a network server application and Hyper Text Transport Protocol Common Gateway Interface application that provides remote hardware administration and custom web browser programming interfaces to our new and previously installed hardware systems. WebLinx permits a user to access the installed AMX system remotely through the Internet and control the connected devices as if the user were operating such devices locally.


Research and Development

         We believe that the timely development and introduction of new products and services are essential to maintaining our competitive position. We devote most of our internal research and development resources to making advances in audio/video software and control technology, firmware and software and mechanical design. We are continually involved in the development, enhancement and expansion of our operating software capabilities. Current areas of focus in our research and development efforts include:

         . Transitioning our AXCESS and Landmark systems to the NetLinx architecture;

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

         Research and development expenses were approximately $9,720,000, $7,544,000, and $5,368,000 in the fiscal years ended March 31, 2001, 2000 and
1999, which represented 10.3%, 9.6%, and 7.8% of net sales in those periods, respectively. The Company will continue to focus research and development efforts in the Company's core product lines. However, the Company has discontinued research and development related to the consumer broadband strategy. As a result, the Company expects a slight decline in research and development spending as a percent of revenue in fiscal 2002.

Manufacturing

         Going forward, AMX's strategy is to contract with various turnkey manufacturers in order to take advantage of the expertise and efficiencies these vendors will offer. This outsourcing will extend from prototyping to volume manufacturing, and will include activities such as material procurement, final assembly, test, and quality control. We intend to have all of our turnkey vendors certified as "Dock to Stock" suppliers during the fiscal year ending March 31, 2002. This strategy will allow our manufacturers to deliver products directly to our stockroom with minimal handling by AMX personnel. We believe that our manufacturing strategy will allow us to:

         .    minimize our capital expenditures

         .    realize economies of scale in manufacturing

         . conserve the working capital that would be required to fund inventory

         .    adjust to manufacturing volumes quickly to meet changes in demand

         . benefit from the purchasing power of our turnkey partners to minimize material cost as well as to ensure the availability of critical components

         .    diversify and reduce dependence on key suppliers

         The principal components of our products are printed circuit boards, electronic components (including microprocessors), displays and metal or plastic housings. Substantially all of our products will be purchased as finished products from our turnkey vendors. We generally do not have long-term agreements with our suppliers.

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

Competition

         The principal direct competitor with our custom residential control systems and custom commercial control systems is Crestron. Crestron is a privately owned manufacturer of remote control systems for commercial and residential applications. The residential market is currently extremely diverse in its product functionality, and as a result, has a variety of manufacturers that supply products to the residential market. The commercial market also has several companies that compete in particular sectors of our business, but with the exception of Crestron, no one else competes in all of them. We assume that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to our products and that such companies may enter one or more of our markets at any time.

Intellectual Property

         We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may misappropriate or infringe on our patents, trade secrets, copyrights, trademarks, service marks and similar intellectual property rights. We currently have 22 pending United States patent applications and 12 pending international patent applications. Even if we obtain such patents, that does not guarantee that our patent rights are valuable, create a competitive barrier, or will be free from infringement. We face additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies we have developed, which could substantially limit the value of our intellectual property.

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

Employees

         As of March 31, 2001, we employed approximately 418 people of which 41 are located outside the United States in our various international offices. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES.

         We occupy buildings that contain approximately 170,000 square feet of floor space. All of this space is leased under agreements that expire at various dates through May 2012. The principal facilities are located as follows:

                                                 Approximate
         Location                                Square Feet        Description
         --------                                -----------        -----------
         Richardson, Texas                         130,000          Offices, engineering, research and development,
                                                                    and production
         Los Angeles, California                     4,000          Offices
         Philadelphia, Pennsylvania                 13,000          Offices
         Tampa, Florida                              2,000          Offices
         York, England UK                            9,000          Offices, engineering, and warehouse
         Mexico City, Mexico                         2,000          Offices
         Belgium                                     2,000          Offices
         Singapore                                   8,000          Offices and warehouse

         All facilities are suitable for our business. Each facility is fully utilized, with the exception of our headquarters location in Richardson, which contains approximately 14,000 square feet of additional floorspace which is available for future expansion. All furniture and equipment owned and leased by us is well maintained and suitable for our operations.

         We consider our current facilities adequate and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of our corporate operations and for our additional sales and service.


ITEM 3. LEGAL PROCEEDINGS.

Litigation

         The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Prices

         In November 1995, the Company's common stock, par value $0.01 per share (the "Common Stock"), was admitted for trading on the Nasdaq National Market under the symbol "AMXX." In September 1999, the symbol was changed to "PNJA" in connection with the Company's name change from AMX Corporation to Panja Inc. Effective June 11, 2001, the Company once again began doing business as AMX Corporation. Following approval by the Company's shareholders at its annual meeting on August 22, 2001, the Company will officially change its corporate name, and its Nasdaq ticker symbol will change from "PNJA" to "AMXC".

         The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 2000 and 2001.

         Fiscal 2000                                                                       High       Low
         ----------------------------------------------------------------------------      ----       ---
         First Quarter...............................................................     $ 14.06  $  8.13
         Second Quarter..............................................................       25.06    12.63
         Third Quarter...............................................................       21.25    10.88
         Fourth Quarter..............................................................       40.81    14.75

         Fiscal 2001
         ----------------------------------------------------------------------------
         First Quarter...............................................................     $ 22.13  $ 10.13
         Second Quarter..............................................................       13.44     7.44
         Third Quarter...............................................................        9.63     3.06
         Fourth Quarter..............................................................        6.16     2.75

         As of May 31, 2001, there were approximately 5,200 beneficial holders of the Common Stock.

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

Recent Sales of Unregistered Securities

         On March 20, 2001, the Company issued 1,161,216 shares of its common stock for an aggregate purchase price of approximately $5,000,000 to an investor group, led by Scott Miller, the Company's president, chief executive officer and chairman. We believe that the issuance of securities in the foregoing transaction was exempt from registration in reliance on Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                   (in thousands, except per share amounts)

                                                                                Fiscal Years Ended March 31,
               Income Statement Data:                               1997        1998        1999         2000       2001
-------------------------------------------------------------    --------     --------    --------    ---------    --------
Commercial system sales......................................    $ 36,021     $ 48,116    $ 54,387    $  59,274    $ 72,520
Residential system sales.....................................       5,435       10,649      14,886       18,921      21,460
                                                                 --------     --------    --------    ---------    --------
Net sales....................................................      41,456       58,765      69,273       78,195      93,980
Cost of sales................................................      17,243       26,401      32,562       37,277      49,280
                                                                 --------     --------    --------    ---------    --------
Gross profit.................................................      24,213       32,364      36,711       40,918      44,700

Selling and marketing expenses...............................      14,263       18,929      21,823       30,061      33,035
Research and development.....................................       3,422        4,724       5,368        7,544       9,720
General and administrative expenses..........................       4,571        5,092       5,206        6,637       8,731
Acquired research and development............................       1,230           --          --           --          --
Restructuring costs (1)......................................          --           --          --        2,961         675
Costs associated with acquisition of minority interest
   and merger of subsidiary..................................          --        1,694          --           --          --
                                                                 --------     --------    --------    ---------    --------
Operating income (loss)......................................         727        1,925       4,314       (6,285)     (7,461)
Interest expense.............................................          13          194         340          547       1,090
Other income (expense), net..................................         288          159          55           64        (168)
                                                                 --------     --------    --------    ---------    --------
Income (loss) before income taxes............................       1,002        1,890       4,029       (6,768)     (8,719)
Income tax provision (benefit)...............................       1,371        1,087       1,266       (2,643)       (494)
                                                                 --------     --------    --------    ---------    --------
Net income (loss)............................................    $   (369)         803    $  2,763    $  (4,125)   $ (8,225)
                                                                 ========                 ========    =========    ========

Preferred stock dividends, including accretion and
   redemption................................................                     (177)
                                                                              --------
Net income (loss) applicable to common shareholders..........                 $    626
                                                                              ========

Earnings (loss) per common share - basic.....................    $  (0.05)    $   0.08    $   0.33    $   (0.47)   $  (0.87)
                                                                 ========     ========    ========    =========    ========

Earnings (loss) per common share - diluted...................    $  (0.04)    $   0.07    $   0.31    $   (0.47)   $  (0.87)
                                                                 ========     ========    ========    =========    ========

Shares used for basic earnings (loss) per share..............       7,769        8,014       8,386        8,734       9,486
                                                                 ========     ========    ========    =========    ========

Shares used for diluted earnings (loss) per share............       8,229        8,445       8,988        8,734       9,486
                                                                 ========     ========    ========    =========    ========

                                                                           At March 31,
             Balance Sheet Data:                   1997           1998          1999          2000         2001
---------------------------------------------   --------        -------       -------       -------       -------
Working capital..............................   $  8,182        $10,420       $15,352       $14,981       $ 9,226
Total assets.................................     19,741         26,328        31,509        37,126        46,162
Long-term debt; including current portion,
line of credit, and notes payable............        279          2,449         5,593         3,994         8,568

Shareholders' equity ........................     11,996         14,864        18,535        22,958        20,398

_____________

(1) The charge for the fiscal year ended March 31, 2001 represents restructuring costs recorded for the shutdown of the Consumer Broadband Division and severance actions taken in the fourth quarter, offset by reversals of severance actions taken for the fiscal year ended March 31, 2000. The charge for the fiscal year ended March 31, 2000 represents restructuring costs recorded for the shutdown of operations in Salt Lake City and disposal of the Synergy division. See Note 9 in the audited financial statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2001 Annual Report to Shareholders.

       Certain information included herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: our strategic alliances; the ability to develop distribution channels for new products; our dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether our own systems and equipment or those of our customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of our key customers and suppliers; the complexity of new products; ongoing research and development; our reliance on third party manufacturers; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; our ability to protect our intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of our products and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

Overview

       AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control for over 20,000 different electronic devices, including video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, and security systems. The Company's systems have readily accommodated evolving technologies. In particular, the Company is currently integrating its control systems with the Internet. The Company's technology will allow end users to communicate with their control system through the Internet, as well as send and receive commands or information.

History

       Our company was formed in 1982 as AMX Corporation. We established our business by designing, manufacturing and marketing integrated control systems into a broad range of commercial settings. These settings include corporate boardrooms, training centers, conference rooms, stadiums, schools and theme parks. Our systems are generally comprised of a central controller and a user interface device, such as a touch panel. Our control systems are linked to other electronic devices such as video systems, audio systems, teleconferencing equipment, lighting equipment, security systems, and environmental control systems. As a result, the end-user has one easy-to-use, programmable user interface with which to access and control a broad array of electronic components. For much of our history, we have installed these same systems in upscale residential homes. As the demand for these installations grew, we decided to develop a complete home automation system which provided a more affordable option to the end user than those sold in our commercial settings. We formed a new subsidiary in 1995, named PHAST (Practical Home Automation Systems Technology) which has now been merged into the Company, and by 1997 we were shipping our Landmark product line. Our residential sales have achieved tremendous growth and by fiscal year end March 31, 2001, reached $21.5 million, or 23% of our total sales.

         In mid-1999, the Company changed its name from AMX Corporation to Panja Inc. In conjunction with this change, the Company established its Consumer Broadband Division and began investing in the development and the retail distribution of several Internet appliance products designed specifically for residential use. In February 2000, Panja introduced the Panja 1000, an internet home entertainment gateway system. In January 2001, the Company launched the BMP-100, a streaming music player, into the consumer retail marketplace.

         During the third quarter of fiscal 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The move was completed during the third quarter of fiscal year 2001 and impacted approximately 94 employees. During the third quarter of fiscal year 2000, the Company also announced its intention to dispose of its Synergy division. Approximately 26 employees were terminated by this action.

         In the fourth quarter of fiscal 2001, the Board of Directors and the Company's new president, chief executive officer, and chairman decided on a corporate-wide restructuring plan which included the decision to discontinue the Consumer Broadband Division and its retail distribution strategy. In conjunction with the Company's return to its core business strategy, and as a result of customer feedback, the Company returned to doing business as AMX Corporation and will seek to formally change its name at its 2001 shareholder meeting.

Sales and Marketing

         The Company's system sales are made through dealers and distributors. The Company principally relies on over 1,500 specialized third-party dealers of electronic and audiovisual equipment to sell, install, support, and service its products in the United States. Internationally, the Company relies on a network of 21 exclusive distributors serving 24 countries and over 190 dealers serving an additional 27 countries to distribute its products.

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

         We recognize sales when the products are shipped net of a provision for estimated returns. Our commercial and residential products are sold to audio-visual integrators who must meet high qualification standards to become an AMX dealer. These dealers are managed and supported within territories by manufacturer's representatives and direct sales offices. Internationally, where we generate approximately 30% of our sales, we sell our products to an extensive network of 21 distributors in 24 countries and over 190 dealers in 27 different countries. As a result of the broad diversification of our revenue base, we do not have any single distributor or dealer that accounts for more than 5% of our sales.

         The Company's selling and marketing expenses category includes customer service, training and technical support. Additionally, the Company has created sales support teams focused on specific geographic regions. These teams include sales personnel, system designers, and technical support personnel, all of whom indirectly participate in research and development activities by establishing close relationships with the Company's customers and by individually responding to customer-expressed needs.

Operations

         Going forward, AMX's strategy is to contract with various turnkey manufacturers in order to take advantage of the expertise and efficiencies these vendors will offer. This outsourcing will extend from prototyping to volume manufacturing, and will include activities such as material procurement, final assembly, test, and quality control. We intend to have all of our turnkey vendors certified as "Dock to Stock" suppliers during the fiscal year ending March 31, 2002. This strategy will allow our manufacturers to deliver products directly to our stockroom with minimal handling by AMX personnel. We believe that our manufacturing strategy will allow us to:

         .     minimize our capital expenditures

         .     realize economies of scale in manufacturing

         . conserve the working capital that would be required to fund inventory

         .     adjust to manufacturing volumes quickly to meet changes in demand

         . benefit from the purchasing power of our turnkey partners to minimize material cost as well as to ensure the availability of critical components

         .     diversify and reduce dependence on key suppliers

         The principal components of our products are printed circuit boards, electronic components (including microprocessors), displays and metal or plastic housings. Substantially all of our products will be purchased as finished products from our turnkey vendors. We generally do not have long-term agreements with our suppliers.

         The Company purchases components that comprise over 40% of its cost of sales from foreign vendors, such as standard power supplies and displays for touch panels. Historically, the Company has not had any significant cost issues related to price changes due to purchasing from foreign vendors. However, there can be no assurance that this will be the case in the future. The Company has experienced delays of up to four weeks in receiving materials from foreign vendors. However, the Company takes this issue into consideration when orders are placed and, therefore, this concern has not, in the past, significantly impacted the Company's ability to meet production and customer delivery deadlines. However, a significant shortage of or interruption in the supply of foreign components could have a material adverse effect on the Company's results of operations.

Financings

         In December 1999 AMX entered into a transaction with Intel Corporation in which Intel purchased both 423,212 shares of our common stock and vested warrants to purchase another 238,057 shares of our stock for $5.0 million. In addition to the stock purchase, AMX entered into a Business Agreement to explore opportunities to partner with Intel's Home Products Group. There are 79,352 warrants associated with the Business Agreement that vest upon occurrence of certain events.

         On March 20, 2001, the Company issued 1,161,116 shares of its common stock for an aggregate purchase price of approximately $5,000,000 to an investor group, led by Scott Miller, the Company's president, chief executive officer and chairman.

Results of Operations

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in our consolidated statements of operations for each of the three years in the period ended March 31, 2001:

                                                  Fiscal Year Ended March 31,
                                                   2001      2000     1999
                                                  -----     -----     ----

Commercial system sales.........................   77.2%     75.8%    78.5%

Residential system sales........................   22.8      24.2     21.5
                                                  -----     -----     ----

Net sales.......................................  100.0     100.0    100.0

Cost of sales...................................   52.4      47.7     47.0
                                                  -----     -----     ----

Gross profit....................................   47.6      52.3     53.0

Selling and marketing expenses..................   35.2      38.4     31.5
Research and development expenses...............   10.3       9.6      7.8
Restructuring costs.............................    0.7       3.8       --
General and administrative expenses.............    9.3       8.5      7.5
                                                  -----     -----     ----

Operating income (loss).........................   (7.9)     (8.0)     6.2

Interest expense................................    1.2       0.8      0.5
Other income (expense), net.....................   (0.2)      0.1      0.1
                                                  -----     -----     ----

Income (loss) before income taxes...............   (9.3)     (8.7)     5.8

Income tax provision (benefit)..................   (0.5)     (3.4)     1.8
                                                  -----     -----     ----

Net income (loss)...............................   (8.8)%    (5.3)%    4.0%
                                                  =====     =====     ====

2001 Results Compared to 2000 (All References are to Fiscal Years)

     The Company recorded sales during the fiscal years ended March 31, 2001 and 2000 as follows:


       Market                   March 31, 2001  March 31, 2000   Change
       ------                   --------------  --------------   ------

       Commercial:

       Domestic                   $41,717,748     $34,368,522     21.4%

       International               28,273,719      20,858,306     35.6%

       OEM                          1,672,529       1,831,101     (8.7)%

       Synergy                        856,051       2,215,801    (61.4)%
                                  -----------     -----------    -----

           Total Commercial        72,520,047      59,273,730     22.3%
                                  -----------     -----------    -----


       Residential                 21,459,480      18,920,671     13.4%
                                  -----------     -----------    -----

           Total Sales            $93,979,527     $78,194,401     20.2%
                                  ===========     ===========    =====

     The growth in domestic commercial revenue is primarily attributable to the continued expansion of complex commercial systems and the need for integrated control of these systems. The growth in the international market reflects the Company's continued focus on international distributor and dealer network development, and improved market acceptance of the Company's products in international markets. OEM sales declined primarily as a result of lower activity from the Company's largest OEM customer. Synergy sales have declined as a result of the Company's fiscal 2000 decision to wind down the Synergy division. The Synergy product line had been used in the educational market. Going forward, the Company will serve this market using its standard commercial products. Residential sales continue to benefit from the expansion of the market for home automation.

     Gross profit for the year ended March 31, 2001 was 48% compared to 52% for the year ended March 31, 2000. The decline in gross margins was primarily related to inventory reserves of approximately $3.0 million taken for discontinued products, excess inventory, and the exit from the broadband consumer product strategy. Gross margins were also slightly impacted during fiscal 2001 by component shortages in the industry.

     Selling and marketing expenses decreased as a percentage of net sales to 35% for fiscal 2001 compared to 38% for fiscal 2000. This decrease is a result of efficiencies gained by consolidating the selling and marketing activities of our residential operations in Salt Lake City into our corporate selling and marketing function and cost savings achieved by winding down our Synergy product line. These efficiencies were offset by increased selling and marketing activities of approximately $2.7 million related to the now discontinued broadband consumer product division, compared to approximately $1 million in fiscal 2000.

     Research and development expenses were approximately 10% of net sales for both fiscal 2001 and fiscal 2000, including approximately $1.3 million and $1.1 million, respectively, for research and development related to the now discontinued broadband consumer product line. Going forward, the Company's resources will be utilized to design and develop new products and services that will supplement the Company's core product line. However, the Company expects a slight decline in research and development spending as a percent of revenue in fiscal 2002 as a result of the discontinuation of the consumer broadband research and development.

     The Company recorded net restructuring costs of $0.7 million during the year ended March 31, 2001. This net restructuring charge consists of approximately $1.2 million related to the phase-out of the consumer broadband product line and a reduction in workforce, offset by approximately $0.5 million of reversals of certain restructuring costs recorded in the fiscal year ended March 31, 2000. An additional $0.8 million charge related to the disposal of consumer broadband inventory was charged to cost of goods sold, and a charge of $0.2 million was recorded to reverse revenue. In the year ended March 31, 2000, the Company recorded net restructuring costs of $3.0 million as a result of the decision to close the manufacturing facility and offices in Salt Lake City and move these operations to Dallas, Texas, and as a result of the decision to dispose of the Synergy division. See Note 9 in the audited financial statements for additional information.

     General and administrative expenses increased slightly to 9% of net sales for fiscal 2001. This increase is primarily related to charges taken during the year to increase the allowance for doubtful accounts by approximately $0.7 million for a customer who filed for bankruptcy and approximately $0.6 million of expenses incurred during the move from the Salt Lake City and Dallas locations into the new corporate headquarters in Richardson, Texas.

     Interest expense increased from $0.5 million or 0.8% of total revenue in fiscal 2000 to $1.1 million or 1.2% of total revenue in fiscal 2001. This increase is primarily a result of higher average outstanding balances on the Company's revolving line of credit throughout the fiscal year.

     The Company's effective tax rate declined to 6% for fiscal 2001 from 39% for fiscal 2000. This decline is a result of recording an additional valuation allowance of approximately $2.5 million against net deferred tax assets during the fourth quarter of fiscal 2001. Net of the cumulative valuation allowance, the Company has a net U.S. deferred tax asset of $4.3 million. Utilization of this deferred tax asset is dependent on the Company's ability to generate future taxable income in excess of existing taxable temporary differences. A valuation allowance was not recorded for the remaining deferred tax asset because management believes that it is more likely than not that the remaining deferred tax asset will be realized in future years. This conclusion is based on the belief that current and future levels of taxable income in the near term will be sufficient to realize the benefits of the net deferred tax asset. Should the belief regarding the Company's ability to generate such amounts of future taxable income change, the Company would be required to reduce this asset and incur a charge against earnings for such reduction.


2000 Results Compared to 1999 (All References are to Fiscal Years)

     The Company recorded sales during the fiscal years ended March 31, 2000 and 1999 as follows:


       Market                  March 31, 2000   March 31, 1999      Change
       ------                  --------------   --------------      ------

       Commercial:

       Domestic                  $34,368,522      $29,783,943        15.4%

       International              20,858,306       20,418,275         2.2%

       OEM                         1,831,101        1,756,542         4.2%

       Synergy                     2,215,801        2,428,018        (8.8)%
                                 -----------      -----------        ----

           Total Commercial       59,273,730       54,386,778         9.0%
                                 -----------      -----------        ----


       Residential                18,920,671       14,886,632        27.1%
                                 -----------      -----------        ----

           Total Sales           $78,194,401      $69,273,410        12.9%
                                 ===========      ===========        ====

     Domestic sales growth rate for fiscal 2000 is comparable to the sales growth rate in prior years. International sales have grown approximately 30% in prior years but have experienced significant reductions in sales to Canada and Mexico during fiscal 2000. This has more than offset growth in sales into Asia and the Pacific Rim over fiscal 1999. Our sales into Europe are slightly less than they were in fiscal 1999. Synergy sales were adversely affected by competitive factors which resulted in the announcement to wind down this division. The Synergy product line had been used in the educational market. Going forward, the Company will begin serving this market using its standard commercial products. The growth in residential sales is lower than the prior year's growth, but remains constant in terms of actual sales dollars. These sales continue to benefit from the expansion of the market for home automation.

     Gross profit declined slightly from fiscal 1999. Gross margins in the PHAST product line have improved as a percent of sales by 40% from the same period last year. The increase in PHAST gross margins is due to increased production efficiencies, the elimination of the AudioEase product line, the reduction of overhead costs as a result of the consolidation of purchasing with our Dallas operations, and the write off of inventory in the same period last year resulting from our decision to discontinue the AudioEase product line. However, gross margins in other product lines decreased from fiscal 1999 as a result of the increased sales of the Viewpoint product, as well as from increased competitive pricing pressures.

     Operating expenses, exclusive of restructuring costs, were 56.5% of total sales, which represents an increase of approximately 10% over fiscal 1999. Selling and marketing expenses accounted for 6.9% of the total 10% increase. In fiscal 2000, the Company expended significant efforts and costs to create market recognition for the Panja brand and for the Company's consumer broadband products. These additional efforts included attending several trade shows focusing on Internet content, infrastructure and distribution.

     Research and development expenses increased 1.8% as a percent of sales over fiscal 1999. The Company incurred increased expenses due to efforts in developing the new NetLinx operating platform that provides AMX products with Internet functionality and connectivity. The Company also incurred an additional $818,000 in costs for the development of its WebLinx software, which was capitalized.

     The Company recorded net restructuring costs of $3.0 million during fiscal 2000 as a result of the decision to close the manufacturing facility and offices in Salt Lake City and move these operations to Dallas, Texas, and as a result of the decision to dispose of the Synergy division. Restructuring costs associated with employees' severance packages, leases associated with the Salt Lake City facilities, a write-down of fixed assets to their estimated fair market value, and shut down costs were included in the $3.0 million charge included in operating expenses. Another $318,000 associated with Synergy related inventory was charged to cost of goods sold in conjunction with this announcement. See
Note 9 in the audited financial statements for additional information.

     General and administrative expenses increased slightly to 8% of net sales for fiscal 2000. This increase is primarily a result of costs incurred related to the stock purchase agreement with Intel.

     The effective tax rate for fiscal 2000 was 39%, compared to 31% in fiscal 1999. As of March 31, 2000, the Company had a net U.S. deferred tax asset of $3.4 million. Utilization of this deferred tax asset is dependent on the Company's ability to generate future taxable income in excess of existing taxable temporary differences. The Company recognized this asset because management believes that it is more likely than not that the deferred tax asset will be utilized in future years. This conclusion is based on the belief that current and future levels of taxable income will be sufficient to realize the benefits of the deferred tax asset. Should the belief regarding the Company's ability to generate such amounts of future taxable income change, the Company would be required to reduce this asset and incur a charge against earnings for such reduction.

Liquidity and Capital Resources

     In the year ended March 31, 2001, the Company used $1.8 million of cash in operations. Capital expenditures amounted to $7.9 million, compared to $3.5 million and $3.2 million for the years ended March 31, 2000 and 1999, respectively. The increase in capital expenditures was primarily related to capital additions related to the Company's new corporate headquarters of approximately $3.3 million and capital additions related to the Company's new Enterprise Resource Planning ("ERP") system of approximately $1.7 million. The ERP system is an integrated, enterprise-wide application that will help manage data and optimize resources across manufacturing, distribution, logistics, engineering, and finance. These cash requirements were funded through borrowings under the revolving line of credit and proceeds from a private equity placement.

     The Company has a $10 million revolving line of credit from Bank One, Texas, N.A. ("Bank One") that contains various restrictive and financial covenants, including a covenant that the Company's tangible net worth be no less than $21,075,000 at March 31, 2001 and $19,250,000 thereafter. As of March 31, 2001, the Company's tangible net worth was approximately $19,800,000. However, the Company and Bank One executed an amendment to the loan agreement between the parties in which Bank One waived such noncompliance with the tangible net worth covenant for the period ended March 31, 2001 and in which amendments were made to other financial covenants. The revolving line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate ("LIBOR"). At March 31, 2001, the interest rate was 7.3%. The line of credit is secured by receivables, inventory and property. At March 31, 2001, $5.55 million was outstanding under the revolving line of credit agreement. This revolving line of credit expires on September 1, 2001, and is expected to be renewed at that time.

     The Company anticipates generating positive cash flow from operations in fiscal 2002. The Company believes that the cash flow from operations, our existing cash resources, and funds available under our revolving loan facility will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. The Company expects its capital expenditures to be significantly less in fiscal 2002 than capital expenditures for fiscal 2001. In addition, the Company's has eliminated expenditures related to the consumer broadband market.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had outstanding debt of $8.6 million and $4.0 million at March 31, 2001 and 2000, respectively. This debt represents 18.6% and 10.7% of total assets at those respective dates. The Company's long-term debt currently has an average maturity of 1.1 years and interest rates averaging 8.8%.

     Interest Rate Risk

     The Company does have an exposure to changing interest rates as the interest rates on its debt instruments are variable. A hypothetical 10% increase or decrease in market interest rates would have impacted the Company's interest expense approximately $93,000 and $72,000 in fiscal 2001 and 2000, respectively. However, changing interest rates do not materially impact the fair value of the Company's debt instruments due to the variability of the interest rates on these instruments.

     Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was approximately $1.6 million and $1.0 million at March 31, 2001 and 2000 respectively. The Company invests its cash mainly in short term investments with an initial maturity of three months or less.

     To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     Foreign Currency Exchange Rate Risk

     The Company transacts business in various foreign currencies through its wholly owned subsidiaries in York, England and Singapore. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments. A hypothetical 10% plus or minus fluctuation in non-U.S. exchange rates would have an earnings impact of approximately $175,000 and $15,000 for fiscal 2001 and 2000, respectively, based on fiscal year end balances and rates.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The presentation of Directors and Executive Officers of the Registrant appears in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") which is incorporated by reference herein.


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

        2.1 Agreement and Plan of Merger dated March 31, 2000 between PHAST Corporation and the Registrant (Incorporated by reference from Exhibit 2.1 to the Registrant's Form 10-K for the fiscal year ending March 31, 2000, filed June 22, 2000, File no. 0-26924).

        3.1 Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, File no. 333-2202).

        3.2 Amended and Restated Bylaws of the Registrant, as amended (Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed May 31, 2001, File no. 0-26924).

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

       +4.4 Second Amendment dated February 22, 2001 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, J. Joseph Hardt, Scott D. Miller and Peter D. York.

        4.5 Declaration of Registration Rights made October 14, 1997, by the Registrant for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement, as hereinafter defined (Incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-Q, for the period ending December 31, 1997, File no. 0-26924).

       +4.6 Registration Rights Agreement dated February 22, 2001 between the Registrant and Scott Miller.

        4.7 Common Stock Warrant No. 001 issued to Intel Corporation to purchase 238,057 shares of Common Stock (Incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

        4.8 Common Stock Warrant No. 002 issued to Intel Corporation to purchase 79,352 shares of Common Stock (Incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

        4.9 Securities Purchase and Investor Rights Agreement dated December 15, 1999 (Incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

       10.1 Panja Inc. 1993 Stock Option Plan, accompanied by forms of Incentive Stock Option and Non-qualified Stock Option Agreements (Incorporated by reference from Exhibit 10.1 to the Registrant's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

       10.2 Panja Inc. 1995 Stock Option Plan, accompanied by form of Stock Option Agreement and form of Exercise Notice (Incorporated by reference from Exhibit 10.2 to the Registrant's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

       10.3 1995 Director Stock Option Plan, accompanied by form of Director Stock Option Agreement and form of Exercise Notice (Incorporated by reference from Exhibit 10.3 to the Registrant's Form S-1 filed September

             13, 1995, as amended, File no. 33-96886).

       10.4 1996 Employee Stock Purchase Plan, accompanied by forms of Enrollment/Change Form, Section 16b Participation Form and Stock Purchase Agreement (Incorporated by reference from Exhibit 10.4 to the Registrant's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

       10.5 Panja Inc. 1999 Equity Incentive Plan (Incorporated by reference from Exhibit 10.25 to the Registrant's Form 10-K for the fiscal year ending March 31, 1999, File no. 0-26924).

       10.6 Promissory Note dated January 5, 2000, from Peter York to Registrant in the original principal amount of $100,000 (Incorporated by reference from Exhibit 10.17 to the Registrant's Form 10-K for the fiscal year ending March 31, 2000, File no. 0-26924).

       10.7 Fourth Amended and Restated Loan Agreement dated September 1, 2000 by and between the Registrant and Bank One, Texas, National Association (Incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q, for the period ending September 30, 2000, File no. 0-26924).

       10.8 Amendment to Fourth Amended and Restated Loan Agreement dated January 5, 2001 by and between the Registrant and Bank One, Texas, National Association (Incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q, for the period ending December 31, 2000, File no. 0-26924).

      +10.9 Second Amendment to Fourth Amended and Restated Loan Agreement dated March 31, 2001 by and between the Registrant and Bank One, NA.

     +10.10 Lease Agreement dated November 22, 1999 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd.

     +10.11 First Amendment to Lease Agreement dated January 10, 2000 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd.

     +10.12 Option Agreement dated October 1, 2000 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd.

     +10.13 Second Amendment to Lease Agreement dated May 1, 2001 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd.

     +10.14 Employment Agreement dated March 20, 2001 between the Registrant and Joe Hardt.

     +10.15 Agreement Regarding Employment And In Lieu of Severance dated January 1, 2001 between the Registrant and Tom Hite.

     +10.16 Promissory Note dated June 15, 1999, from Michael Olinger to Registrant in the original principal amount of $20,000.

     +21.1   Schedule of Subsidiaries

     +23.1   Consent of Independent Auditors.

-----------

     +  Filed herewith.

   (b)  Reports on Form 8-K.

        Current report on Form 8-K dated as of January 2, 2001, and filed on January 9, 2001, regarding the election of Robert Carroll as a member of the Registrant's board of directors.

        Current report on Form 8-K dated as of February 23, 2001, and filed on February 26, 2001, regarding the sale of shares of the Registrant's common stock to Scott Miller and other unrelated investors and regarding the election of Richard L. Smith as a member of the Registrant's board of directors.

        Current report on Form 8-K dated as of March 30, 2001, and filed on April 5, 2001, regarding the election of Scott Miller as Chairman of the Registrant's board of directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Panja Inc.
                                    d/b/a AMX Corporation

                                    By: /s/ Scott Miller
                                        --------------------------
                                        Scott Miller, Chairman, Chief Executive
                                        Officer, and President
                                        June 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

          Signature                                  Title                              Date
---------------------------------- -------------------------------------------- --------------------
       /s/ Scott Miller            Chairman of the Board, Chief Executive           June 29, 2001
---------------------------------- Officer, President and Director
         Scott Miller              (Principal Executive Officer)

       /s/ Peter D. York           Vice Chairman,                                   June 29, 2001
---------------------------------- Assistant Secretary, and Director
         Peter D. York

       /s/ Paul D. Fletcher        Chief Financial Officer and Treasurer            June 29, 2001
---------------------------------- (Principal Financial and Accounting Officer)
         Paul D. Fletcher

       /s/ Harvey B. Cash          Director                                         June 29, 2001
----------------------------------
         Harvey B. Cash

       /s/ J. Otis Winters         Director                                         June 29, 2001
----------------------------------
         J. Otis Winters

       /s/ Robert Carroll          Director                                         June 29, 2001
----------------------------------
         Robert Carroll

       /s/ Richard Smith           Director                                         June 29, 2001
----------------------------------
         Richard Smith

                                  PANJA INC.

                             d/b/a AMX CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                             ------
Report of Independent Auditors..............................................................................   F-2
Consolidated Balance Sheets at March 31, 2001 and 2000......................................................   F-3
Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999.....................   F-5
Consolidated Statements of Shareholders' Equity  for the years ended
   March 31, 2001, 2000 and 1999............................................................................   F-6
Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999.....................   F-7
Notes to Consolidated Financial Statements..................................................................   F-8

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Panja Inc. d/b/a AMX Corporation

     We have audited the accompanying consolidated balance sheets of Panja Inc. d/b/a AMX Corporation as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panja Inc. d/b/a AMX Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                 Ernst & Young LLP


June 15, 2001

Dallas, Texas

                                  PANJA INC.

                             d/b/a AMX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                            March 31,
                                                                                                       2001           2000
                                                                                                   -----------   -----------
Current assets:
   Cash and cash equivalents..................................................................     $ 1,607,797   $   986,648
   Receivables, less allowance for doubtful accounts of $363,000 for 2001 and
       $382,000 for 2000......................................................................      12,664,098     9,414,137
   Inventories................................................................................      14,581,767    11,927,737
   Prepaid expenses...........................................................................       1,250,449     1,577,535
   Other current assets.......................................................................         533,080     1,090,060
   Deferred income taxes......................................................................       2,387,611     1,107,484
                                                                                                   -----------   -----------
Total current assets..........................................................................      33,024,802    26,103,601

Property and equipment, at cost, net..........................................................      10,055,926     6,239,467

Capitalized software, less accumulated amortization of $448,000 for 2001 and
       $39,000 for 2000.......................................................................         370,166       779,212
Deposits and other............................................................................         466,556     1,230,244
Deferred income taxes.........................................................................       1,944,021     2,265,019
Goodwill, less accumulated amortization of $868,000 for 2001 and
       $618,000 for 2000 .....................................................................         300,589       508,589
                                                                                                   -----------   -----------
Total assets..................................................................................     $46,162,060   $37,126,132
                                                                                                   ===========   ===========

                                  PANJA INC.

                             d/b/a AMX CORPORATION

                    CONSOLIDATED BALANCE SHEETS (continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              March 31,
                                                                         2001            2000
                                                                    ------------    ------------
Current liabilities:
   Accounts payable................................................ $ 11,422,458    $  4,792,793
   Current portion of long-term debt...............................    1,053,604         948,050
   Line of credit..................................................    5,550,000            --
   Accrued compensation............................................    1,343,862       2,009,219
   Accrued restructuring costs.....................................    1,077,917       1,917,342
   Accrued sales commissions.......................................      708,347         730,457
   Other accrued expenses..........................................    2,643,051         724,759
                                                                    ------------    ------------
Total current liabilities..........................................   23,799,239      11,122,620

Long-term debt.....................................................    1,964,845       3,045,745

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none........................................           --              --
   Common stock, $0.01 par value:
       Authorized shares-- 40,000,000
       Issued shares-- 11,258,718 for 2001 and 9,860,650 for 2000..      112,587          98,607
   Additional paid-in capital......................................   23,585,287      17,920,112
   Accumulated other comprehensive income..........................        1,103          14,799
   Retained earnings...............................................    1,167,283       9,392,533
   Less treasury stock (496,476 shares for 2001 and 2000)..........   (4,468,284)     (4,468,284)
                                                                    ------------    ------------
Total shareholders' equity.........................................   20,397,976      22,957,767
                                                                    ------------    ------------
Total liabilities and shareholders' equity......................... $ 46,162,060    $ 37,126,132
                                                                    ============    ============

                            See accompanying notes.

                                  PANJA INC.

                             d/b/a AMX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year ended March 31,
                                                             2001            2000            1999
                                                         ------------    ------------    ------------
Commercial system sales................................  $ 72,520,047    $ 59,273,730    $ 54,386,778
Residential system sales...............................    21,459,480      18,920,671      14,886,632
                                                         ------------    ------------    ------------
   Net sales...........................................    93,979,527      78,194,401      69,273,410
Cost of sales..........................................    49,279,368      37,276,680      32,562,258
                                                         ------------    ------------    ------------
   Gross profit........................................    44,700,159      40,917,721      36,711,152

Selling and marketing expenses.........................    33,035,289      30,061,093      21,822,842
Research and development expenses......................     9,720,275       7,543,617       5,367,838
Restructuring costs....................................       674,613       2,960,667              --
General and administrative expenses....................     8,731,060       6,636,925       5,206,021
                                                         ------------    ------------    ------------
   Operating income (loss).............................    (7,461,078)     (6,284,581)      4,314,451

Interest expense.......................................     1,090,142         547,524         340,324
Other income (expense), net............................      (168,362)         63,842          55,051
                                                         ------------    ------------    ------------
Income (loss) before income taxes......................    (8,719,582)     (6,768,263)      4,029,178
Income tax provision (benefit).........................      (494,332)     (2,642,800)      1,266,286
                                                         ------------    ------------    ------------
Net income (loss)......................................  $ (8,225,250)   $ (4,125,463)   $  2,762,892
                                                         ============    ============    ============
Basic earnings (loss) per share........................  $      (0.87)   $      (0.47)   $       0.33
                                                         ============    ============    ============
Diluted earnings (loss) per share......................  $      (0.87)   $      (0.47)   $       0.31
                                                         ============    ============    ============

                            See accompanying notes.

                                  PANJA INC.


                             d/b/a AMX CORPORATION



                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Common Stock                                    Treasury Stock
                                   ------------                                    --------------
                                                                                                        Accumulated
                                                     Additional                                           Other             Total
                                Number                Paid-in     Retained      Number                 Comprehensive   Shareholders'
                                of Shares   Amount    Capital     Earnings      of Shares   Amount     Income (Loss)      Equity
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 1998.....  8,261,158 $ 82,612  $ 4,079,682  $10,755,104     (5,208)  $   (46,872)    $ (6,921)    $14,863,605

Net income....................         --       --           --    2,762,892         --            --           --       2,762,892
Equity adjustment from foreign
  currency translation........         --       --           --           --         --            --      (16,412)        (16,412)
                                                                                                                       -----------
Total comprehensive income....                                                                                           2,746,480
Purchase of treasury stock....         --       --           --           --   (496,476)   (4,468,284)          --      (4,468,284)
Cancellation of treasury
  stock.......................     (5,208)     (52)     (46,820)          --      5,208        46,872           --              --
Exercise of stock
  options, including tax
  benefit of  $34,802,
  and purchases under
  employee stock
  purchase plan...............     58,050      580      254,344           --         --            --           --         254,924
Sale of common stock..........    647,974    6,480    5,131,860           --         --            --           --       5,138,340
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 1999.....  8,961,974   89,620    9,419,066   13,517,996   (496,476)   (4,468,284)     (23,333)     18,535,065

Net loss......................         --       --           --   (4,125,463)        --            --           --      (4,125,463)
Equity adjustment from
  foreign currency
  translation.................         --       --           --           --         --            --       38,132          38,132
                                                                                                                       -----------
Total comprehensive loss......                                                                                          (4,087,331)
Exercise of stock options,
  including tax benefit of
  $1,132,905, and purchases
  under employee stock
  purchase plan...............    475,464    4,755    3,576,847           --         --            --           --       3,581,602
Sale of common stock..........    423,212    4,232    4,924,199           --         --            --           --       4,928,431
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 2000.....  9,860,650   98,607   17,920,112    9,392,533   (496,476)   (4,468,284)      14,799      22,957,767

Net loss......................         --       --           --   (8,225,250)        --            --           --      (8,225,250)
Equity adjustment from
  foreign currency
  translation.................         --       --           --           --         --            --      (13,696)        (13,696)
                                                                                                                       -----------
Total comprehensive loss......                                                                                          (8,238,946)
Exercise of stock
  options, including tax
  benefit of $45,771,
  and purchases under
  employee stock
  purchase plan...............    162,717    1,627      424,813           --         --            --           --         426,440
Sale of common stock..........  1,235,351   12,353    5,240,362           --         --            --           --       5,252,715
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 2001..... 11,258,718 $112,587  $23,585,287  $ 1,167,283   (496,476)  $(4,468,284)    $  1,103     $20,397,976
                               ===================================================================================================

                            See accompanying notes.

                                   PANJA INC.

                              d/b/a AMX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year ended March 31,
                                                                           2001               2000             1999
                                                                       -----------        ------------     -----------
Operating Activities
Net income (loss)...................................................   $ (8,225,250)      $ (4,125,463)    $  2,762,892
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization....................................      4,366,416          3,216,872        2,304,063
   Provision (credit) for losses on receivables.....................      1,074,000            (38,000)         (40,000)
   Provision for inventory obsolescence.............................      2,956,598             43,698          584,408
   Loss on sale of property and equipment...........................        247,556                 --               --
   Deferred income taxes............................................       (913,358)        (1,621,756)        (470,879)
   Changes in operating assets and liabilities:
       Receivables..................................................     (4,323,961)           278,612          519,964
       Inventories..................................................     (5,610,628)          (981,173)      (2,571,933)
       Prepaid expenses and other assets............................        656,825         (1,046,186)        (559,659)
       Accounts payable.............................................      6,629,665            715,994          209,942
       Accrued expenses.............................................        152,129          2,555,693           73,536
       Income taxes.................................................      1,187,819         (1,335,182)        (357,234)
                                                                       ------------       ------------    -------------

Net cash provided by (used in) operating activities.................     (1,802,189)        (2,336,891)       2,455,100

Investing Activities
Purchase of property and equipment..................................     (7,871,004)        (3,475,896)      (3,233,101)
Proceeds from sale of property and equipment........................        100,000                 --               --
Investment in capitalized software..................................             --           (818,092)              --
Purchase of minority interest in PHAST..............................             --                 --       (1,652,000)
                                                                       ------------       ------------    -------------

Net cash used in investing activities...............................     (7,771,004)        (4,293,988)      (4,885,101)

Financing Activities

Sale of common stock-- net of expenses, and exercise of stock
       options......................................................      5,633,384          7,377,128        5,393,264
Net purchases of treasury stock.....................................             --                 --       (4,468,284)
Net increase (decrease) in line of credit...........................      5,550,000                 --       (2,403,437)
Proceeds from long-term debt........................................             --                 --        5,970,485
Repayments of long-term debt........................................       (975,346)        (1,599,489)        (422,801)
                                                                       ------------       ------------    -------------

Net cash provided by financing activities...........................     10,208,038          5,777,639        4,069,227

Effect of exchange rate changes on cash.............................        (13,696)            38,132          (16,412)
                                                                       ------------       --------------  -------------
Net increase (decrease) in cash and cash equivalents................        621,149           (815,108)       1,622,814

Cash and cash equivalents at beginning of period....................        986,648          1,801,756          178,942
                                                                       ------------       --------------  -------------

Cash and cash equivalents at end of period..........................   $  1,607,797       $    986,648     $  1,801,756
                                                                       ============       ==============  =============

                            See accompanying notes.

                                  PANJA INC.

                             d/b/a AMX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

     Panja Inc. d/b/a AMX Corporation ("AMX" or the "Company") was organized in March 1982. The Company designs, develops, and markets advanced integrated control systems. The Company sells primarily to dealers and distributors in the United States, Canada, Mexico, Latin America, Europe, Australia, the Middle East, and the Far East.

Principles of Consolidation

     The Company's financial statements include the accounts of all majority-owned subsidiaries. All significant inter-company balances have been eliminated.

Cash Equivalents

     Cash equivalents include short term investments with an initial maturity of three months or less.

Inventories

     Inventories are stated at the lower of cost or market.

Depreciation

     Depreciation of property and equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight line depreciation method. The estimated lives used in determining depreciation range from 3 to 10 years.

Concentration of Credit Risk

     During the years ended March 31, 2001, 2000, and 1999, the Company realized approximately 30%, 27%, and 29%, respectively, of total revenues from foreign sales and had approximately 21% and 22%, respectively, of trade receivables due from foreign customers at March 31, 2001 and 2000. The Company has subsidiaries outside the U.S. in the United Kingdom and Singapore. The net assets of these locations represented 17% and 14% of consolidated net assets at March 31, 2001 and 2000, respectively.

     The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible credit losses.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, was adopted on April 1, 2001. The adoption of SFAS No. 133 had no effect on the operating results or financial position of the Company.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is recognized upon shipment of the product and transfer of title to the customer. Provision is made currently for estimated returns.

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

Shipping and Handling Costs

     Shipping and handling costs that the Company incurs related to product shipments to customers are included in cost of sales.

Stock Based Employee Compensation

     The Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Advertising

     The Company expenses the costs of advertising when incurred. Advertising costs were $457,000, $469,000 and $221,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

     The components of inventories are as follows:

                                                            March 31,
                                                      2001            2000
                                                 ------------    ------------
Raw materials..................................  $  7,948,025    $  7,826,200
Work in progress...............................     1,154,669         606,468
Finished goods.................................     8,577,527       4,253,175
Reserve for obsolescence.......................    (3,098,454)       (758,106)
                                                 ------------    ------------
                                                 $ 14,581,767    $ 11,927,737
                                                 ============    ============


3. Property and Equipment

     The general classes of property and equipment are as follows:

                                                            March 31,
                                                      2001            2000
                                                 ------------    ------------
Equipment, including computers.................. $ 16,385,161    $ 11,664,243
Furniture and fixtures..........................    1,970,698       2,862,986
Leasehold improvements..........................    1,099,045         576,637
                                                 ------------    ------------
                                                   19,454,904      15,103,866
Less accumulated depreciation...................   (9,398,978)     (8,864,399)
                                                 ------------    ------------
                                                 $ 10,055,926    $  6,239,467
                                                 ============    ============


     Depreciation expense was approximately $3,707,000, $2,930,000, and $1,887,000 for the years ended March 31, 2001, 2000, and 1999, respectively.


4. Debt

     At March 31, 2001, the Company had two outstanding debt instruments with Bank One, Texas, N.A. ("Bank One"). One of these debt instruments was obtained during fiscal 2001 under a $10 million revolving line of credit (the "revolving line of credit"). The other debt instrument was obtained on March 31, 1999 under a $10 million credit facility (the "credit facility").

     The $10 million revolving line of credit restricts payment of dividends and contains various restrictive and financial covenants, including a covenant that the Company's tangible net worth be no less than $21,075,000 at March 31, 2001 and $19,250,000 thereafter. As of March 31, 2001, the Company's tangible net worth was approximately $19,800,000. However, the Company and Bank One executed an amendment to the loan agreement between the parties in which Bank One waived such noncompliance with the tangible net worth covenant for the period ended March 31, 2001 and in which amendments were made to other financial covenants. The revolving line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate ("LIBOR"). At March 31, 2001, the interest rate was 7.3%, and the weighted average interest rate for the year ended March 31, 2001 was 9.2%. The revolving line of credit is secured by receivables, inventory and property. This revolving line of credit expires on September 1, 2001. As of March 31, 2001, borrowings available under the revolving line of credit were $4,300,000.

     The credit facility was obtained from Bank One on March 31, 1999 to be used to repurchase common stock of the Company. The Company borrowed $4,468,284 against this facility. The credit facility provides for interest at varying rates of the Company's choice based on the prime lending rate or LIBOR. As of March 31, 2001 and 2000, the interest rate on this facility was 7.6% and 8.6%, respectively. Collateral for the credit facility consists of a security interest in receivables, inventories, and property. Beginning October 31, 1999, principal payments have been made based on a four-year amortization schedule. Periodic principal payments will continue until April 2002, at which time the remaining unpaid principal balance is due. At March 31, 2001, there was no available borrowing under the credit facility. This facility and the $10 million revolving line of credit described above have been combined into one loan document, and therefore are governed by the same restrictive and financial covenants. Based on current market rates, management believes the carrying value of its debt approximates fair value.

     Interest paid amounted to approximately $923,000, $548,000, and $340,000 for the years ended March 31, 2001, 2000, and 1999, respectively.


     Future maturities of long-term debt at March 31, 2001, are as follows:

                           Year ending March 31:
              -----------------------------------------
              2002..................................... $1,053,604
              2003.....................................  1,964,845
                                                        ----------
                                                        $3,018,449
                                                        ==========

5. Employee Benefit Plans

     The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 15% of their salary subject to statutory limitations. Prior to December 31, 1999, the Company matched the employees' contributions at $0.25 on every dollar to a maximum of 4% of compensation. Effective January 1, 2000, the Company matches the employees' contributions at $0.50 on every dollar to a maximum of 8% of compensation. Company contributions for the years ended March 31, 2001, 2000 and 1999, were $515,000, $252,000, and $77,500 respectively.

     The Company's 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1. For the years ended March 31, 2001, 2000 and 1999, 74,235, 35,728, and 24,454 shares were issued under this plan. As of March 31, 2001, there were 87,802 remaining shares available for issuance under the Plan.


6. Income Taxes

     The components of the Company's income tax provision (benefit) were as follows:

                                               Year ended March 31,
                                        2001           2000           1999
                                    -----------    -----------    -----------
Federal income taxes:
     Current......................  $    36,211    $  (670,849)   $ 1,148,499
     Deferred.....................     (553,925)    (1,802,230)      (470,879)
State income taxes................     (404,906)      (349,992)       111,000
Foreign income taxes..............      428,288        180,271        477,666
                                    -----------    -----------    -----------
                                    $  (494,332)   $(2,642,800)   $ 1,266,286
                                    ===========    ===========    ===========

     The income of foreign operations before income taxes for the years ended March 31, 2001, 2000, and 1999 was $956,000, $547,000, and $1,662,000,
respectively. Undistributed earnings (approximately $3.2 million at March 31,
2001) of non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon remittance of these earnings.

     The income tax provision (benefit) differs from amounts computed by applying the U.S. federal statutory tax rate to income (loss) before income taxes as follows:

                                                                                              Year ended March 31,
                                                                                  2001             2000             1999
                                                                           --------------   -------------      -----------
Federal income tax (benefit) at statutory rate.........................    $   (2,964,658)  $  (2,301,209)     $ 1,369,920
State income tax (benefit), net of federal tax.........................          (267,238)       (230,995)          71,449
Benefit of income reported through Foreign Sales Corporation and
   Extra Territorial Income benefit....................................          (137,005)       (335,111)        (281,600)
Effect of non-U.S. tax rates...........................................           (15,748)         (5,849)         (78,964)
Change in valuation allowance..........................................         2,518,560              --               --
Effect of non-deductible goodwill and other intangibles amortization...            78,227          78,226           78,226
Effect of non-deductible meals and entertainment expenses..............           165,428         168,457          115,428
Recognition of research and development credit.........................          (428,000)             --               --
Provision for potential assessments....................................           370,000              --               --
Other..................................................................           186,102         (16,319)          (8,173)
                                                                           --------------   -------------      -----------
                                                                           $     (494,332)  $  (2,642,800)     $ 1,266,286
                                                                           ==============   =============      ===========

The Company recorded a valuation allowance of approximately $2.5 million against net deferred tax assets during the fourth quarter of fiscal 2001. Net of the cumulative valuation allowance, the Company has a net U.S. deferred tax asset of $4.3 million. Utilization of this net deferred tax asset is dependent on our ability to generate future taxable income in excess of our existing taxable temporary differences. A valuation allowance was not recorded for the remaining $4.3 million net deferred tax asset because we believe that it is more likely than not that it will be utilized in future years based on our belief that current and future levels of taxable income in the near term will be sufficient to realize the benefits of the net deferred tax asset. Should our belief regarding our ability to generate such amounts of future taxable income change, we would be required to reduce this asset by recording an additional valuation allowance and would incur a charge against earnings as a result.

     Significant components of deferred tax assets and liabilities are as follows:

                                                                                                March 31,
                                                                                         2001                2000
                                                                                 --------------       -------------
Deferred tax assets:
   Net operating loss carryforwards..........................................    $    5,809,462       $   4,060,846
   Inventories...............................................................         1,856,244             392,235
   Bad debts.................................................................           220,518             133,200
   Accrued restructuring charge..............................................           398,506             745,658
   Tax credit carryforwards..................................................           375,000                  --
   Other accrued expenses....................................................           377,713             325,214
   Inter-company profit in inventory.........................................           100,290             128,279
   Intangible assets.........................................................            69,189              69,374
                                                                                 --------------       -------------
                                                                                      9,206,922           5,854,806
   Valuation allowance.......................................................        (3,870,910)         (1,352,350)
                                                                                 --------------       -------------
                                                                                      5,336,012           4,502,456
Deferred tax liabilities:
   Prepaid expenses..........................................................          (688,393)           (511,310)
   Capitalized software......................................................          (136,850)           (277,470)
   Depreciation..............................................................          (108,894)           (270,873)
   Transaction fees..........................................................           (70,243)            (70,300)
                                                                                 --------------       -------------
                                                                                     (1,004,380)         (1,129,953)
                                                                                 --------------       -------------
Net deferred tax asset.......................................................    $    4,331,632       $   3,372,503
                                                                                 ==============       =============

     Net income tax refunds of approximately $662,000 were received in the year ended March 31, 2001. Cash paid for income taxes was approximately $963,000 and $2,070,000 for the years ended March 31, 2000, and 1999, respectively.

      Prior year net operating losses totaling $3.6 million of the Company's PHAST Corporation subsidiary can be carried forward to offset future taxable income of PHAST through 2012. In addition, the Company has approximately $12 million of federal net operating loss carryforwards which begins to expire in 2020. The Company's tax credit carryforward primarily relates to research and development credits which begin to expire in 2019.


7. Commitments and Contingencies

         The Company leases various real property and equipment. Under certain leases, the Company is required to pay costs such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under operating leases for the years ended March 31, 2001, 2000, and 1999, was $1,387,000, $1,101,000, and $794,000, respectively.

     At March 31, 2001 future minimum payments for non-cancelable operating leases are as follows:

                        Year ending March 31:
                   -------------------------------
                   2002...........................    $   1,722,599
                   2003...........................        1,714,515
                   2004...........................        1,694,985
                   2005...........................        1,541,334
                   2006...........................        1,583,583
                   2007 and thereafter............        7,269,520
                                                      -------------

                                                      $  15,526,536
                                                      =============

     The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


8. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  Year ended March 31,
                                                                      2001               2000               1999
                                                                 ---------------    ---------------    ---------------
Numerator:
Net income (loss).......................................         $    (8,225,250)   $    (4,125,463)   $     2,762,892

Denominator:
Denominator for basic earnings per share -
   Weighted-average shares outstanding..................               9,486,476          8,734,243          8,385,519

Effect of dilutive securities:
Employee stock options..................................                      --                 --            602,775
                                                                 ---------------    ---------------    ---------------

Denominator for diluted earnings per share..............         $     9,486,476    $     8,734,243    $     8,988,294
                                                                 ===============    ===============    ===============

Basic earnings (loss) per share.........................         $         (0.87)   $         (0.47)   $          0.33
                                                                 ===============    ===============    ===============

Diluted earnings (loss) per share.......................         $         (0.87)   $         (0.47)   $          0.31
                                                                 ===============    ===============    ===============

     Of the total stock options outstanding, approximately 95,100 shares were excluded from the computation of diluted earnings per share for fiscal 1999 because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. Had the Company reported net income for fiscal 2001 and 2000, 1,576,537 and 2,163,381 potentially dilutive shares would have been included in the computation of diluted earnings per share, respectively.

9. Restructuring Costs

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The move was completed in the third quarter of fiscal year 2001. This shutdown impacted approximately 94 employees. In conjunction with this plan, the Company recorded a pretax charge of $2.6 million, all of which was included in restructuring costs. This charge included $1.3 million in severance costs, $0.7 million in asset impairment write-downs, and $0.6 million in leasehold cancellation charges. The asset impairment charge was recorded to write-down the carrying value of the fixed assets to their estimated fair market value. The assets were depreciated from their fair market value through October 2000, the remaining useful life of the Salt Lake City location. The leasehold cancellation charges represent estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities.

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

During the fourth quarter of fiscal year 2000, payments were made to terminated employees and for disposal costs. Employees that ended their employment prior to their termination date forfeited their termination benefits. Also, employees that opted to move to Dallas, as offered under the plan, forfeited their termination benefits. Forfeitures of employee severance totaled $475,000 during the fourth quarter of fiscal 2000, and were recorded as a reduction of accrued restructuring costs.

In the fourth quarter of fiscal 2001, the Board of Directors and the Company's new president, chief executive officer, and chairman decided on a corporate-wide restructuring plan which included the decision to discontinue its Consumer Broadband Division and retail distribution strategy and a reduction of the Company's workforce of approximately 10%. The Company recorded net restructuring costs of $0.7 million during the year ended March 31, 2001. This net restructuring charge consists of approximately $1.2 million related to the phase-out of the consumer broadband product line and reduction in workforce, offset by approximately $0.5 million of reversals of certain restructuring costs recorded in the fiscal year ended March 31, 2000. An additional charge of $0.8 million related to the disposal of consumer broadband inventory was recorded in cost of goods sold, and a charge of $0.2 million was recorded to reverse revenue.

The following is a summary of the accrued restructuring costs:



                                                                           Year ended March 31,

   Description                                                          2001                  2000
   -----------                                                    -----------------     ------------------
Balance at beginning of fiscal year:                              $       1,917,000     $               --

Salt Lake City restructuring charge                                              --              2,608,000
Synergy restructuring charge                                                     --              1,147,000
Broadband Consumer Division restructuring charge                          2,171,000                     --
Payments                                                                 (1,341,000)              (390,000)
Reversals                                                                  (563,000)              (475,000)
Non-cash write down of assets                                            (1,106,000)              (973,000)
                                                                  -----------------     ------------------

Balance at end of fiscal year:                                    $       1,078,000     $        1,917,000
                                                                  =================     ==================


10.  Shareholders' Equity and Stock Options

     In January 1999, the Company sold 630,520 shares of common stock to its then Chairman of the Board in a private placement for $5.0 million in cash. The share price used for this transaction was obtained from the average closing price of the Company's common stock for the last ten trading days before and including the purchase date.

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

     On March 20, 2001, the Company issued 1,161,116 shares of its common stock for an aggregate purchase price of approximately $5,000,000 to an investor group, led by Scott Miller, the Company's president, chief executive officer and chairman.

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

     In April 1999, the Company and its shareholders approved the 1999 Equity Incentive Plan. Under this plan, the Company may grant options for up to 3,000,000 shares of common stock. These options have a term of ten years and generally vest over a four year period.

     A summary of the status of the Company's plans is presented below:

                                                                                                       Weighted
                                                                                                        Average
                                                                                      Shares          Exercise Price
                                                                                   ------------    --------------------
           Outstanding at March 31, 1998                                              1,138,180           $  4.04
              Options granted.................................................          489,958              6.10
              Options exercised...............................................          (58,050)             3.79
              Options canceled................................................          (55,653)             6.36
                                                                                   ------------

           Outstanding at March 31, 1999......................................        1,514,435              4.63
              Options granted.................................................        1,285,600             11.38
              Options exercised...............................................         (433,844)             4.77
              Options canceled................................................         (131,864)             6.78
                                                                                   ------------

           Outstanding at March 31, 2000......................................        2,234,327              8.36
              Options granted.................................................          938,700              4.06
              Options exercised...............................................         (162,817)             2.34
              Options canceled................................................         (606,458)             9.06
                                                                                   ------------

           Outstanding at March 31, 2001......................................        2,403,752           $  6.87
                                                                                   ============

           Available for grants in future periods at March 31, 2001...........        1,753,098
                                                                                   ============


The following table summarizes information about stock options outstanding under the plans as of March 31, 2001:


                                                 Options Outstanding                                 Options Exercisable
                              -------------------------------------------------------------   ----------------------------------
                                                    Weighted
                                                     Average                  Weighted                            Weighted
                                                    Remaining              Average Exercise                    Exercise Average
  Range of Exercise Prices         Options        Contractual Life             Price             Options              Price
----------------------------- ----------------  --------------------    -------------------   -----------   --------------------
$1.10 to $4.25...........          986,886          8.4 years               $  3.21              344,836            $  2.53
$4.56 to $8.63...........          957,066          7.1 years                  7.23              503,196               6.72
$8.75 to $39.63..........          459,800          8.1 years                 14.01               83,950              11.39
                              -----------------                                              ----------------
                                 2,403,752          7.8 years               $  6.87              931,982            $  5.59
                              =================                                              ================

     There were 631,781 and 722,719 exercisable options at March 31, 2000 and 1999, respectively, and the weighted-average exercise price of those options was $3.90 and $3.48, respectively.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 2001, 2000 and 1999, respectively: dividend yield of 0% for all periods; expected volatility of 89.6%, 66.4%, and 54.1%; risk-free interest rate of 5.15%, 5.94% and 5.90%; and expected lives of 6 years for all periods.

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

     For purposes of pro forma disclosures the estimated fair value of stock-based compensation and other options is amortized to expense over the vesting period. The Company's pro forma net income (loss) and net income (loss) per share is as follows:

                                                                             Year ended March 31,
                                                                2001                 2000                1999
                                                          ----------------      --------------      ---------------
Net income (loss)......................   As reported     $   (8,225,250)       $  (4,125,463)      $    2,762,892
                                          Pro forma       $  (10,991,844)       $  (6,494,857)      $    2,037,459
Basic earnings (loss) per share .......   As reported     $        (0.87)       $       (0.47)      $         0.33
                                          Pro forma       $        (1.16)       $       (0.74)      $         0.24
Diluted earnings (loss) per share .....   As reported     $        (0.87)       $       (0.47)      $         0.31
                                          Pro forma       $        (1.16)       $       (0.74)      $         0.23

     The weighted-average fair value of options granted under the option plans during 2001, 2000, and 1999 was $3.03, $7.31, and $3.51, respectively.


11.  Certain Geographic Information

     The Company is engaged in one line of business: the design, manufacture, and distribution of systems that allow control of electronic equipment and the distribution of information from the Internet to these devices. International sales which include export sales and sales from foreign operations account for a significant portion of the Company's revenues. Approximately 12%, 10%, and 11% of net sales for the years ended March 31, 2001, 2000 and 1999, respectively, were from the Company's international locations, consisting of 9%, 8%, and 10% in Europe and 3%, 2%, and 1% in other foreign locations. Approximately 14%, 13%, and 13% of identifiable assets for the years ended March 31, 2001, 2000 and 1999, respectively, were located outside of the U.S., with 11%, 11%, and 12% located in Europe. U.S. export sales totaled $16.7 million, $12.9 million, and $13.1 million for the years ended March 31, 2001, 2000, and 1999, respectively. Of such export sales, 49%, 55%, and 49%, respectively, were to Europe.

12. Unaudited Quarterly Financial Data

     The following table sets forth certain unaudited quarterly data for the eight quarters ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                       Three Months Ended
                              June 30,     Sept 30,     Dec 31,       March 31,    June 30,    Sept 30,    Dec 31,      March 31,
                                1999         1999        1999           2000         2000        2000        2000         2001
                                ----         ----        ----           ----         ----        ----        ----         ----
Net sales...................  $18,031      $21,197    $    19,493    $    19,473   $ 21,204    $ 25,864    $24,230     $    22,682

Gross profit................   10,047       11,681          9,692          9,497     11,391      13,118     12,357           7,834

Operating income (loss).....      663          564     (1) (6,056)    (2) (1,456)      (895)    (4) 760       (317)     (3) (7,009)

Net income (loss)...........      391          287         (4,075)          (728)      (666)        201       (385)         (7,375)

Basic earnings (loss)
   per share................  $  0.05      $  0.03    $     (0.47)   $     (0.08)  $  (0.07)   $   0.02     $(0.04)    $     (0.76)

Diluted earnings (loss)
   per share................  $  0.04      $  0.03    $     (0.47)   $     (0.08)  $  (0.07)   $   0.02     $(0.04)    $     (0.76)

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


     (3) Includes approximately $2.2 million in restructuring costs recorded for the exit from the consumer broadband product strategy and a reduction in force, and approximately $1.7 million of inventory reserves recorded for discontinued products and excess inventory. See Note 9 for further information.

     (4) Includes approximately $0.7 million increase in the allowance for doubtful accounts due to a customer who filed for bankruptcy.