Form 10-Q
period 2001-06-30
PANJA INC
filed 2001-08-14
CIK 944248

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 2001

                                      or

   [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the transition period from ______ to ________

                        Commission File Number  0-26924



                                   PANJA INC.
                             d/b/a AMX Corporation
             (Exact name of registrant as specified in its charter)


              Texas                                     75-1815822
      (State of Incorporation)              (I.R.S. Employer Identification No.)
         3000 Research Drive                               75082
          Richardson, Texas                              (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (800) 222-0193

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [   ]


Common Stock, $0.01 Par Value                        11,041,557
     (Title of Each Class)       (Number of Shares Outstanding at July 31, 2001)

                                   PANJA INC.
                             d/b/a AMX Corporation
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                     INDEX

                                                                                  Page Number
Part I.     Financial Information (Unaudited)
Item 1.     Consolidated Balance Sheets at June 30, 2001 and March 31, 2001             3


            Consolidated Statements of Operations for the Three Months                  5
            Ended June 30, 2001 and 2000

            Consolidated Statements of Cash Flows for the Three Months                  6
            ended June 30, 2001 and 2000

            Notes to Consolidated Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of Financial Condition                 9
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 14

Part II.    Other Information

Item 1.     Legal Proceedings                                                          15

Item 6.     Exhibits and Reports on Form 8-K                                           15

            Signatures                                                                 16

                                   PANJA INC.
                             d/b/a AMX Corporation

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30,            March 31,
                                                                                   2001                 2001
                                                                             ----------------     ----------------
Current assets:
   Cash and cash equivalents.................................................     $ 1,533,279          $ 1,607,797
   Receivables, less allowance for doubtful accounts of $437,000 at June 30,
    2001 and $363,000 at March 31, 2001......................................      13,408,328           12,664,098
   Inventories...............................................................      13,988,009           14,581,767
   Prepaid expenses..........................................................       1,766,918            1,250,449
   Other current assets......................................................          71,007              533,080
   Deferred income taxes.....................................................       2,387,611            2,387,611
                                                                             ----------------     ----------------
Total current assets.........................................................      33,155,152           33,024,802
Property and equipment, at cost, net.........................................      10,063,692           10,055,926
Capitalized software, less accumulated amortization of $550,000 at June 30,
 2001 and $448,000 at March 31, 2001.........................................         267,904              370,166
Deposits and other...........................................................         415,301              466,556
Deferred income taxes........................................................       1,885,228            1,944,021
Goodwill, less accumulated amortization of $935,000 at June 30, 2001 and
 $868,000 at March 31, 2001..................................................         234,243              300,589
                                                                             ----------------     ----------------
Total assets.................................................................     $46,021,520          $46,162,060
                                                                             ================     ================

                                   PANJA INC.
                             d/b/a AMX Corporation

                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   June 30,              March 31,
                                                                                    2001                   2001
                                                                             ------------------     ------------------
Current liabilities:
   Accounts payable..........................................................       $ 8,017,598            $11,422,458
   Current portion of long-term debt.........................................         2,741,167              1,053,604
   Line of credit............................................................         8,875,000              5,550,000
   Accrued compensation......................................................         1,633,286              1,343,862
   Accrued restructuring costs...............................................           913,000              1,077,917
   Accrued sales commissions.................................................           687,619                708,347
   Other accrued expenses....................................................         2,144,989              2,643,051
                                                                             ------------------     ------------------
Total current liabilities....................................................        25,012,659             23,799,239

Long-term debt...............................................................                --              1,964,845

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none..................................................                --                     --
   Common stock, $0.01 par value:
       Authorized shares -- 40,000,000
       Issued shares -- 11,490,584 at June 30, 2001 and 11,258,718 at
       March 31, 2001........................................................           114,905                112,587
   Additional paid-in capital................................................        23,993,619             23,585,287
   Accumulated other comprehensive income....................................                --                  1,103
   Retained earnings.........................................................         1,368,621              1,167,283
   Less treasury stock (496,476 shares)......................................        (4,468,284)            (4,468,284)
                                                                             ------------------     ------------------
Total shareholders' equity...................................................        21,008,861             20,397,976
                                                                             ------------------     ------------------
Total liabilities and shareholders' equity...................................       $46,021,520            $46,162,060
                                                                             ==================     ==================

                            See accompanying notes.

                                   PANJA INC.
                             d/b/a AMX Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended June 30,
                                                                       2001                       2000
                                                               --------------------        -------------------
Commercial system sales.................................                $17,419,573                $15,740,680
Residential system sales................................                  4,303,412                  5,463,787
                                                               --------------------        -------------------
   Net sales............................................                 21,722,985                 21,204,467
Cost of sales...........................................                 10,671,046                  9,813,942
                                                               --------------------        -------------------
   Gross profit.........................................                 11,051,939                 11,390,525

Selling and marketing expenses..........................                  7,095,808                  7,955,775
Research and development expenses.......................                  1,843,490                  2,325,412
Restructuring costs.....................................                    (43,279)                   (18,502)
General and administrative expenses.....................                  1,669,962                  2,022,604
                                                               --------------------        -------------------
   Operating income (loss)..............................                    485,958                   (894,764)
Interest expense........................................                    185,858                    133,683
Other income, net.......................................                      9,651                     19,227
                                                               --------------------        -------------------
Income (loss) before income taxes.......................                    309,751                 (1,009,220)
Income tax provision (benefit)..........................                    108,413                   (342,992)
                                                               --------------------        -------------------
Net income (loss).......................................                $   201,338                $  (666,228)
                                                               ====================        ===================
Basic earnings (loss) per share.........................                      $0.02                     $(0.07)
                                                               ====================        ===================
Diluted earnings (loss) per share.......................                      $0.02                     $(0.07)
                                                               ====================        ===================

                            See accompanying notes.

                                   PANJA INC.
                             d/b/a AMX Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended June 30,
                                                                          2001                    2000
                                                                   ------------------     -------------------
Operating Activities
Net income (loss)..................................................       $   201,338             $  (666,228)
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation....................................................           916,945                 719,030
   Amortization....................................................           168,608                 164,192
   Provision for losses on receivables.............................            75,000                  33,000
   Provision for inventory obsolescence............................            90,000                      --
   Deferred income taxes...........................................            58,793                (235,364)
   Changes in operating assets and liabilities:
       Receivables.................................................          (819,230)               (685,403)
       Inventories.................................................           503,758                (924,430)
       Prepaid expenses and other assets...........................            (3,141)                (66,716)
       Accounts payable............................................        (3,404,860)              1,823,087
       Accrued expenses............................................          (405,138)               (163,607)
       Income taxes................................................            10,855                (265,901)
                                                                   ------------------     -------------------
Net cash used in operating activities..............................        (2,607,072)               (268,340)

Investing Activities
Purchase of property and equipment.................................          (924,711)             (1,052,025)
                                                                   ------------------     -------------------

Net cash used in investing activities..............................          (924,711)             (1,052,025)

Financing Activities
Sale of common stock -- net of expenses, and exercise of stock
 options...........................................................           410,650                  83,115
Net increase in line of credit.....................................         3,325,000               1,800,000
Repayments of long-term debt.......................................          (277,282)               (237,946)
                                                                   ------------------     -------------------
Net cash provided by financing activities..........................         3,458,368               1,645,169
Effect of exchange rate changes on cash............................            (1,103)                 (7,043)
                                                                   ------------------     -------------------
Net increase (decrease) in cash and cash equivalents...............           (74,518)                317,761
Cash and cash equivalents at beginning of period...................         1,607,797                 986,648
                                                                   ------------------     -------------------
Cash and cash equivalents at end of period.........................       $ 1,533,279             $ 1,304,409
                                                                   ==================     ===================

                            See accompanying notes.

                                   PANJA INC.
                             d/b/a AMX Corporation
                   Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Panja Inc. d/b/a AMX Corporation ("AMX" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2001, are unaudited (except for the March 31, 2001 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior quarter amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                               June 30
                                                                    2001                    2000
                                                            --------------------     -------------------
Numerator:
Net income (loss)                                                    $   201,338              $ (666,228)
                                                            ====================     ===================

Denominator:
Denominator for basic earnings (loss) per share -
Weighted-average shares outstanding.........................          10,861,601               9,366,773
Effect of dilutive securities:
Employee stock options......................................             127,141                      --
                                                            --------------------     -------------------
Denominator for diluted earnings (loss) per share...........          10,988,742               9,366,773
                                                            ====================     ===================
Basic earnings (loss) per share.............................         $      0.02              $    (0.07)
                                                            ====================     ===================
Diluted earnings (loss) per share...........................         $      0.02              $    (0.07)
                                                            ====================     ===================


Of the total stock options outstanding, 1,584,820 shares were excluded from the computation of diluted earnings per share for the quarter ended June 30, 2001 because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. Had the Company reported net income for the quarter ended June 30, 2000, 2,054,560 potentially dilutive shares would have been included in the computation of diluted earnings per share.

3. Inventories

The components of inventories are as follows:

                                                         June 30, 2001                   March 31, 2001
                                                      --------------------            --------------------
Raw materials                                                 $ 6,895,667                     $ 7,948,025
Work in progress                                                1,046,751                       1,154,669
Finished goods                                                  9,231,389                       8,577,527
Less reserve for obsolescence                                  (3,185,798)                     (3,098,454)
                                                    ---------------------           ---------------------
Total                                                         $13,988,009                     $14,581,767
                                                    =====================           =====================

4.  Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 2001 and 2000, are as follows:

                                                            2001                            2000
                                                    ---------------------           ---------------------
Net income (loss)                                                $201,338                       $(666,228)
Foreign currency translation adjustments                           (1,103)                         (7,043)
                                                    ---------------------           ---------------------
Comprehensive income (loss)                                      $200,235                       $(673,271)
                                                    =====================           =====================

5.    Restructuring Costs

In the fourth quarter of fiscal 2001, the Board of Directors and the Company's new president, chief executive officer, and chairman initiated a corporate-wide restructuring plan which included the discontinuation of its Consumer Broadband Division and retail distribution strategy and a reduction of approximately 10% of the Company's workforce. The Company recorded net restructuring costs of $0.7 million during the year ended March 31, 2001. This net restructuring charge consists of approximately $1.2 million related to the phase-out of the consumer broadband product line and reduction in workforce, offset by approximately $0.5 million of reversals of certain restructuring costs recorded in the fiscal year ended March 31, 2000. An additional charge of $0.8 million related to the disposal of consumer broadband inventory was recorded in cost of goods sold, and a charge of $0.2 million was recorded to reverse revenue.

The following is a summary of the restructuring reserve activity during the first quarter of fiscal year 2002:

                                                                   Quarter ended
                                                                   June 30, 2001
                                                               ---------------------
Balance at beginning of period:                                           $1,078,000

Payments                                                                    (119,000)
Reversals                                                                    (46,000)
                                                               ---------------------
Balance at end of period:                                                 $  913,000
                                                               =====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Panja Inc. d/b/a AMX Corporation ("AMX" or the "Company") Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

Forward-Looking Information

     Certain information included herein contains forward-looking statements
(as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: our strategic alliances; the ability to develop distribution channels for new products; our dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether our own systems and equipment or those of our customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of our key customers and suppliers; the complexity of new products; ongoing research and development; our reliance on third party manufacturers; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; our ability to protect our intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of our products and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, which are based on current information available, including the aforementioned risk factors. Actual results could differ materially.

OVERVIEW

     AMX designs, develops, manufactures and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control for over 20,000 different electronic devices, including video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, and security systems. The Company's systems have readily accommodated evolving technologies. In particular, the Company has integrated its control systems with the Internet. The Company's technology allows end users to communicate with their control system through the Internet, as well as send and receive commands or information.

Commercial

     Corporate. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, DVD players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company also believes that it is one of the largest providers of integrated control systems to this market, which represents a significant opportunity. AMX estimates that its control systems are used in the facilities of over 80% of the Fortune 100 companies, including Intel, Enron, AT&T, Exxon Mobil, Coca Cola, Lucent Technologies, and Motorola.

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

    Industrial. The Company's systems are currently used in decision support centers in industrial settings such as the Network Emergency Response Assistance Center of Bell South Services, Inc., the Decision Command Center of Burlington Northern Railroad, and the Network Operations Center of EDS. Typical applications include control of large screen video displays and video routing equipment.

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

Results of Operations

    The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three month periods ended June 30, 2001 and 2000:

                                                                               Three Months Ended
                                                                                     June 30,
                                                                              2001               2000
                                                                         --------------     --------------
Commercial system sales                                                            80.2%              74.2%
Residential system sales                                                           19.8               25.8
                                                                         --------------     --------------
   Net sales                                                                      100.0              100.0
Cost of sales                                                                      49.1               46.3
                                                                         --------------     --------------
Gross profit                                                                       50.9               53.7

Selling and marketing expenses                                                     32.7               37.5
Research and development expenses                                                   8.5               11.0
Restructuring costs                                                                (0.2)              (0.1)
General and administrative expenses                                                 7.7                9.5
                                                                         --------------     --------------
   Operating income (loss)                                                          2.2               (4.2)

Interest expense                                                                    0.8                0.6
Other income                                                                        0.0                0.1
                                                                         --------------     --------------
Income (loss) before income taxes                                                   1.4               (4.7)
Income taxes                                                                        0.5               (1.6)
                                                                         --------------     --------------
Net income (loss)                                                                   0.9%              (3.1)%
                                                                         ==============     ==============


Three Months Ended June 30, 2001 Results Compared to Three Months Ended June 30, 2000 (all references to years are to fiscal years)

     We recorded sales during the quarters ended June 30, 2001 and 2000 as follows:

Market                         June 30, 2001                 June 30, 2000              Change
------                    ----------------------         --------------------     ----------------
Commercial:
 Domestic                            $11,607,357                  $10,017,305                15.9%
 International                         5,812,216                    5,723,375                 1.6%
                          ----------------------         --------------------     ---------------
Total Commercial                      17,419,573                   15,740,680                10.7%
                          ----------------------         --------------------     ---------------

Residential                            4,303,412                    5,463,787               (21.2)%
                          ----------------------         --------------------     ---------------
Total Sales                          $21,722,985                  $21,204,467                 2.4%
                          ======================         ====================     ===============

     The growth in domestic and international commercial sales was lower than anticipated due to the challenging economic environment as well as the Company's June 2001 implementation of its enterprise resource planning system. International sales were particularly affected by the system implementation due to the added complexities of shipping overseas. Considering these challenges, the 16% growth rate of domestic commercial sales reflects growing support for the Company's NetLinx product offering in the commercial market. Residential sales declined 21% compared to the same quarter of last year. In addition to the aforementioned challenges, the Company's residential sales were impacted by misperceptions within the Company's residential channel regarding the Company's continued support of its existing residential platform as the Company proceeds with development of its next generation residential platform. The Company has announced its continued support for its existing platform.

     Gross margins for the quarter ended June 30, 2001 were 51% compared to 54% for the same quarter last year, but were up from 49% for the quarter ended March 31, 2001 after adjusting for the restructuring and one-time charges in that quarter. The Company is focused on improving its gross margins and has made key personnel changes in the manufacturing and purchasing functions of the Company to oversee numerous system and process improvement initiatives.

     Selling and marketing expenses were $7.1 million or 33% of net sales compared to $8.0 million or 38% of net sales for the first quarter of fiscal 2001. The decrease in selling and marketing expenses is primarily attributable to the discontinuance of the broadband retail strategy in the fourth quarter of fiscal 2001, as well as the implementation of overall cost controls on other selling expenses. Research and development expenses were $1.8 million or 8% of net sales compared to $2.3 million or 11% of net sales for the first quarter of fiscal 2001. This decrease is principally related to the discontinuance of the retail broadband strategy. General and administrative expenses declined 17% from the first quarter of fiscal 2001, and represented 8% of net sales for the first quarter of fiscal 2002 versus 10% for the first quarter of fiscal 2001. The decrease in general and administrative expenses is primarily attributable to a decreased level of executive bonuses accrued in the quarter ended June 30, 2001, and other administrative cost reductions.

     Interest expense was $0.2 million or 0.8% of net sales compared to $0.1 million or 0.6% of net sales for the first quarter of fiscal 2001. This increase is attributable to an increase in the average outstanding balance on the Company's revolving line of credit.

     The Company's effective tax rate for the quarter ended June 30, 2001 was 35%, comparable to 34% for the year ago quarter.

Liquidity and Capital Resources

     In the three months ended June 30, 2001, the Company used $2.6 million of cash in operations, principally representing a decline in accounts payable. Capital expenditures amounted to $0.9 million, and were primarily related to costs incurred related to the Company's enterprise resource planning system and leasehold improvements. These cash requirements were funded through borrowings under the revolving line of credit.

    The Company has a $10 million revolving line of credit from Bank One, Texas, N.A. ("Bank One") that contains various restrictive and financial covenants. The revolving line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate ("LIBOR"). The line of credit is secured by receivables, inventory and property. At June 30, 2001, approximately $8.9 million was outstanding under the revolving line of credit agreement. This revolving line of credit expires on September 1, 2001. The Company fully expects its existing line of credit will be renewed.

    The Company anticipates generating positive cash flow from operations in fiscal 2002. The Company believes that the cash flow from operations, existing cash resources, and funds available under its revolving loan facility will be adequate to fund its working capital and capital expenditure requirements for at least the next 12 months. The Company expects its capital expenditures to be significantly less in fiscal 2002 than capital expenditures for fiscal 2001, which included expenditures related to the move to the Company's corporate headquarters in Richardson, Texas and expenditures related to the Company's enterprise resource planning system. In addition, the Company's has eliminated expenditures related to the consumer broadband market.

Contingencies

    The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 2001 until June 30, 2001, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commision on June 29, 2001 (file no. 0-26924).

                                   PANJA INC.
                             d/b/a AMX Corporation
                          PART II.  OTHER INFORMATION

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

     3.2 Amended and Rested Bylaws of the Company, as amended. (Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed May 31, 2001, File no. 0-26924).

b.   Reports on Form 8-K

     Current Report on Form 8-K dated May 10, 2001, and filed May 31, 2001, regarding the board's amendment and restatement of the Company's bylaws to provide for, among other things, certain procedures relating to annual and special meetings of shareholders and certain anti-takeover measures that may have the effect of deterring hostile takeovers or delaying changes in control of the Company's management (Item 5).

     Current Report on Form 8-K dated June 11, 2001, and filed June 15, 2001, regarding the change of the Company's name to AMX Corporation from Panja Inc. (Item 5).

                                   PANJA INC.
                             d/b/a AMX Corporation
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANJA INC.
                              d/b/a AMX Corporation



Date:  August 14, 2001      By:   /s/ Jean Nelson
                                  ------------------------------------------
                                  Jean Nelson
                                  Vice President and Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                  Financial Officer)