Form 10-Q
period 2001-09-30
AMX CORP /TX/
filed 2001-11-14
CIK 944248

                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2001

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


Common Stock, $0.01 Par Value                               11,047,382
        (Title of Each Class)                    (Number of Shares Outstanding
                                                       at October 31, 2001)

                                AMX CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                     INDEX

                                                                              Page Number

Part I.   Financial Information (Unaudited)

Item 1.   Consolidated Balance Sheets at September 30, 2001 and March                   3
          31, 2001

          Consolidated Statements of Operations for the Three and Six                   5
          Months Ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows for the Six Months                      6
          Ended September 30, 2001 and 2000

          Notes to Consolidated Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial Condition                  13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   21

Part II.  Other Information

Item 1.   Legal Proceedings                                                            22
Item 4.   Submission of Matters to a Vote of Security Holders                          22

Item 6.   Exhibits and Reports on Form 8-K                                             22

          Signatures                                                                   24

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS




                                                                          September 30,              March 31,
                                                                              2001                     2001
                                                                          -------------             -----------
Current assets:
   Cash and cash equivalents.......................................       $     821,041             $ 1,607,797
   Receivables, less allowance for doubtful accounts of $906,000
    at September 30, 2001 and $363,000 at March 31, 2001...........          14,603,533              12,604,052

   Inventories.....................................................          13,333,880              14,310,801
   Prepaid expenses................................................           1,577,709               1,250,449
   Other current assets............................................             436,049                 533,080
   Deferred income taxes...........................................                  --               2,387,611
                                                                          -------------             -----------
Total current assets...............................................          30,772,212              32,693,790
Property and equipment, at cost, net...............................           9,741,157              10,386,938
Capitalized software, less accumulated amortization of $652,000 at
 September 30, 2001 and $448,000 at March 31, 2001.................             165,643                 370,166
Deposits and other.................................................             396,987                 466,556
Deferred income taxes..............................................                  --               1,944,021
Goodwill, less accumulated amortization of $117,000 for September
 30, 2001 and $868,000 for March 31, 2001..........................              80,935                 300,589
                                                                          -------------             -----------
Total assets.......................................................       $  41,156,934             $46,162,060
                                                                          =============             ===========

                                AMX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       September 30,                March 31,
                                                                            2001                       2001
                                                                       -------------               -----------
Current liabilities:
   Accounts payable.............................................       $  13,442,988               $11,422,458
   Current portion of long-term debt............................             881,869                 1,053,604
   Revolving bank debt..........................................           7,250,000                 5,550,000
   Accrued compensation.........................................           1,325,006                 1,343,862
   Accrued restructuring costs..................................             669,178                 1,077,917
   Accrued sales commissions....................................             619,276                   708,347
   Other accrued expenses.......................................           2,365,752                 2,643,051
                                                                       -------------               -----------
Total current liabilities.......................................          26,554,069                23,799,239

Long-term debt, net of current portion..........................           1,545,964                 1,964,845

Commitments and contingencies

Shareholders' equity :
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none.....................................                  --                        --
   Common stock, $0.01 par value:
       Authorized shares -- 40,000,000
       Issued shares -- 11,543,858 for September 30, 2001 and
        11,258,718 for March 31, 2001...........................             115,438                   112,587

   Additional paid-in capital...................................          24,174,218                23,585,287
   Accumulated other comprehensive income (loss)................                  --                     1,103
   Retained earnings (deficit)..................................          (6,764,471)                1,167,283
   Less treasury stock (496,476 shares).........................          (4,468,284)               (4,468,284)
                                                                       -------------               -----------
Total shareholders' equity......................................          13,056,901                20,397,976
                                                                       -------------               -----------
Total liabilities and shareholders' equity......................       $  41,156,934               $46,162,060
                                                                       =============               ===========

                            See accompanying notes.

                                AMX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended                       Six Months Ended
                                                     September 30,                            September 30,
                                               2001                2000                2001                2000
                                           -----------         -----------         -----------         -----------
Commercial system sales.............       $19,970,481         $20,102,918         $37,390,054         $35,843,598
Residential system sales............         3,035,753           5,761,213           7,339,165          11,225,000
                                           -----------         -------------------------------         -----------
   Net sales........................        23,006,234          25,864,131          44,729,219          47,068,598
Cost of sales.......................        13,978,097          12,746,129          24,649,143          22,560,071
                                           -----------         -------------------------------         -----------
   Gross profit.....................         9,028,137          13,118,002          20,080,076          24,508,527
Selling and marketing expenses......         8,264,220           7,612,806          15,360,028          15,568,581
Research and development expenses...         1,874,379           2,352,652           3,717,869           4,678,064
Restructuring costs.................           (46,463)           (202,872)            (89,742)           (221,374)
General and administrative expenses.         2,511,714           2,594,972           4,181,676           4,617,576
                                           -----------         -------------------------------         -----------
   Operating income (loss)..........        (3,575,713)            760,444          (3,089,755)           (134,320)
Interest expense....................           223,509             220,861             409,367             354,544
Other income (expense), net.........           (96,662)           (235,560)            (87,011)           (216,333)
                                           -----------         -------------------------------         -----------
Income (loss) before income taxes...        (3,895,884)            304,023          (3,586,133)           (705,197)
Income tax provision (benefit)......         4,237,208             103,293           4,345,621            (239,699)
                                           -----------         -------------------------------         -----------
Net income (loss)...................       $(8,133,092)        $   200,730         $(7,931,754)        $  (465,498)
                                           ===========         ===============================         ===========
Basic earnings (loss) per share.....            $(0.74)              $0.02              $(0.72)             $(0.05)
                                           ===========         ===============================         ===========
Diluted earnings (loss) per share...            $(0.74)              $0.02              $(0.72)             $(0.05)
                                           ===========         ===============================         ===========

                            See accompanying notes.

                                AMX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended
                                                                                  September 30,
                                                                              2001             2000
                                                                          -----------      -----------
Operating Activities
Net loss...........................................................       $(7,931,754)     $  (465,498)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation....................................................         2,126,736        1,477,034
   Amortization....................................................           333,980          328,387
   Write-down of demonstration equipment...........................           708,813               --
   Write-down of goodwill..........................................            90,197               --
   Provision for losses on receivables.............................           515,322          516,000
   Provision for inventory obsolescence............................         2,502,723          244,850
   Loss on sale of property and equipment..........................                --          247,556
   Deferred income taxes and valuation allowance...................         4,331,632         (112,460)
   Changes in operating assets and liabilities:
       Receivables.................................................        (2,514,803)      (4,453,866)
       Inventories.................................................        (1,525,802)      (5,090,297)
       Prepaid expenses and other assets...........................          (160,660)         199,003
       Accounts payable............................................         2,020,530        5,026,378
       Other accrued expenses......................................          (793,965)        (848,485)
                                                                          -----------      -----------
Net cash used in operating activities..............................          (297,051)      (2,931,398)
Investing Activities
Purchase of property and equipment.................................        (2,189,768)      (4,473,388)
Proceeds from sale of property and equipment.......................                --          100,000
                                                                          -----------      -----------
Net cash used in investing activities..............................        (2,189,768)      (4,373,388)
Financing Activities
Sale of common stock -- net proceeds...............................           591,782          463,225
Net increase in line of credit.....................................         1,700,000        7,650,000
Repayments of long-term debt.......................................          (590,616)        (476,023)
                                                                          -----------      -----------
Net cash provided by financing activities..........................         1,701,166        7,637,202
Effect of exchange rate changes on cash............................            (1,103)         (38,985)
                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents...............          (786,756)         293,431
Cash and cash equivalents at beginning of period...................         1,607,797          986,648
                                                                          -----------      -----------
Cash and cash equivalents at end of period.........................       $   821,041      $ 1,280,079
                                                                          ===========      ===========

                            See accompanying notes.

                                AMX Corporation
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the AMX Corporation ("AMX" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2001, are unaudited (except for the March 31, 2001 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments except for those adjustments discussed in Note 6) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the three months and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                        Three Months Ended                       Six Months Ended
                                                          September 30,                            September 30,
                                                       2001             2000                  2001             2000
                                                   -----------       ----------           -----------       ----------
Numerator:
Net income (loss)............................      $(8,133,092)      $  200,730           $(7,931,754)      $ (465,498)
                                                   ===========       ==========           ===========       ==========
Denominator:
Denominator for basic earnings per share
  Weighted-average shares outstanding........       11,035,819        9,408,865            10,949,186        9,387,934
Effect of dilutive securities:
Employee stock options.......................               --          575,503                    --               --
                                                   -----------       ----------           -----------       ----------

Denominator for diluted earnings per share...       11,035,819        9,984,368            10,949,186        9,387,934
                                                   ===========       ==========           ===========       ==========

Basic earnings (loss) per share..............      $     (0.74)      $     0.02           $     (0.72)      $    (0.05)
Diluted earnings (loss) per share............      $     (0.74)      $     0.02           $     (0.72)      $    (0.05)

Had the Company reported net income for the quarter ended September 30, 2001, 320,003 potentially dilutive shares would have been included in the computation of diluted earnings per share. Of the total stock options outstanding at September 30, 2000, 531,750 weighted shares were excluded from the computation of diluted earnings per share for the quarter ended September 30, 2000 because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. Had the Company reported net income for the six month periods ended September 30, 2001 and 2000, 449,037 and 1,824,876 potentially dilutive shares would have been included in the computation of diluted earnings per share.

3.   Inventories

The components of inventories are as follows:

                                            September 30,         March 31,
                                                2001                2001
                                            -------------        -----------
Raw materials                               $   8,184,981        $ 7,948,025
Work in progress                                2,475,675          1,154,669
Finished goods                                  7,494,856          8,306,561
Less reserve for obsolescence                  (4,821,632)        (3,098,454)
                                            -------------        -----------

Total                                       $  13,333,880        $14,310,801
                                            =============        ===========

During the three months ended September 30, 2001, the Company recorded additional reserves for inventory obsolescence of approximately $2.5 million. The additional inventory charges were recorded as a result of an adjusted revenue forecast based on current trends in the market and the economy, as well as faster than anticipated demand for the Company's Netlinx product offerings which is resulting in lower than anticipated demand for certain of the Company's earlier product offerings. In addition, as a result of the continued movement toward the make-to-buy sourcing strategy, the Company's on-hand raw material quantities are in excess of the current production requirements. Where possible, the Company is actively seeking to sell such raw materials to the turnkey vendors that produce the Company's finished products. However, in many cases the Company must discount this inventory due to the superior purchasing power of such vendors. Lastly, the Company experienced software issues related to the Company's ERP implementation. Specifically, the ERP system was not updating forecasts properly, and as a result the Company was purchasing the wrong mix and/or quantities of certain products. The Company believes it has corrected this software issue and does not anticipate further problems with this function of the system.


4.  Comprehensive Income


The components of comprehensive income, net of related tax, are as follows:

                                      Three Months Ended                     Six Months Ended
                                        September 30,                          September 30,
                                    2001           2000                    2001             2000
                                -----------      --------              -----------       ---------
Net income (loss)               $(8,133,092)     $200,730              $(7,931,754)      $(465,498)
Foreign currency
 translation adjustments                 --       (31,942)                  (1,103)        (38,985)
                                -----------      --------              -----------       ---------

Comprehensive income (loss)     $(8,133,092)     $168,788              $(7,932,857)      $(504,483)
                                ===========      ========              ===========       =========

5.   Restructuring Costs

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The Salt Lake City location included a majority of the Company's residential operations. Approximately 94 employees, all of who worked at the Company's Salt Lake City location, were impacted by this shutdown, of which 82 were expected to be terminated or decline the Company's offer to move to Dallas and thus receive severance, and 12 of which were expected to accept positions with the Company in Dallas. Employees that ended their employment prior to their termination date and employees that opted to move to Dallas, as offered under the plan, forfeited their termination benefits. Of the 94 employees, approximately 57 employees received severance benefits totaling $914,000. Of the remaining employees, 11 employees forfeited their severance benefit by leaving the Company prior to vesting in the severance benefit, and 26 employees forfeited their severance by accepting positions with the Company in Dallas. Total forfeitures were $390,000. The asset impairment charge was recorded to write-down the carrying value of the fixed assets to their estimated fair market value. Leasehold cancellation charges represented estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities. The move was completed in the third quarter of fiscal year 2001. However, the Company continues to hold a lease on certain property in Salt Lake City, a portion of which is subleased to a third party. The Company is reversing the leasehold cancellation reserve as sublease income is received from the sublessee. The reserve is also reduced for lease payments made to the landlord in excess of the sublease income received.

The following is a summary of the Salt Lake City restructuring action from inception through September 30, 2001(in thousands):

                                                                               Leashold
                                                                             cancellation        Write down
                                                             Severance          charges       of fixed assets       Total
                                                             -------------------------------------------------------------
Initial Restructuring Reserve                                  $1,304           $ 649              $ 655            $2,608

Activity through March 31, 2001:
     Severance payments                                          (914)                                                (914)
     Severance forfeitures                                       (390)                                                (390)
     Payment of lease expenses                                                   (117)                                (117)
     Recovery of lease expense through sublease                                   (86)                                 (86)
     Correction of leasehold cancellation reserve                                (118)                                (118)
     Non-cash write down of assets                                                                  (655)             (655)
                                                             -------------------------------------------------------------

Reserve at March 31, 2001                                           -             328                  -               328

Activity through June 30, 2001:
     Payment of lease expenses                                                    (14)                                 (14)
     Recovery of lease expense through sublease                                   (44)                                 (44)
                                                             -------------------------------------------------------------

Reserve at June 30, 2001                                            -             270                  -               270

Activity through September 30, 2001:

     Payment of lease expenses                                                    (10)                                 (10)
     Recovery of lease expense through sublease                                   (46)                                 (46)
                                                             -------------------------------------------------------------

Reserve at September 30, 2001                                  $    -           $ 214              $   -            $  214
                                                             =============================================================

In the fourth quarter of fiscal 2001, the Company initiated a corporate-wide restructuring plan that included the discontinuation of its Consumer Broadband Division and retail distribution strategy and a reduction of approximately 10% of the Company workforce or 44 employees. This severance action affected employees across the Company, although many of the terminated employees were from either the Company's Consumer Broadband Division or information systems department. The severance of the 44 employees and discontinuance of the Consumer Broadband Division was completed prior to March 31, 2001, although certain commitments continued into fiscal 2002, and certain severance payments will continue through December 2002.

The following is a summary of the consumer broadband and corporate-wide restructuring action from inception through September 30, 2001 (in thousands):

                                                       Inventory        Write down of        Non-cancelable
                                                        related        receivables and        commitments
                                        Severance       charges       intangible assets        and other        Total
                                        ------------------------------------------------------------------------------
Initial Restructuring Reserve             $ 859          $ 715             $ 452                  $145          $2,171

Activity through March 31, 2001:
   Severance payments                      (315)                                                                  (315)
   Write down of inventory                                (654)                                                   (654)
   Write down of receivables and
   intangible assets                                                        (452)                                 (452)
                                        ------------------------------------------------------------------------------

Reserve at March 31, 2001                   544             61                 -                   145             750

Activity through June 30, 2001:
   Severance payments                       (69)                                                                   (69)
   Other payments                                                                                  (35)            (35)
                                        ------------------------------------------------------------------------------

Reserve at June 30, 2001                    475             61                 -                   110             646

Activity through September 30, 2001:

   Severance payments                      (130)                                                                  (130)
   Inventory conversion costs                              (61)                                                    (61)
                                        ------------------------------------------------------------------------------

Reserve at September 30, 2001             $ 345          $   -             $   -                  $110          $  455
                                        ==============================================================================

6.   One Time Charges

     During the quarter ended September 30, 2001, the Company recorded one-time charges of approximately $8.2 million. These one-time charges included reserves for inventory obsolescence of $2.5 million (see Note 3), a charge of $0.7 million taken to write off certain assets, additional receivable related reserves of $0.5 million, a write off of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million. See MD&A for further discussion of the reasons for the charges.

     As a result of the aforementioned charges and historical operating performance, the Company recorded a tax provision of approximately $4.2 million for the quarter ended September 30, 2001 in order to record a valuation allowance against its deferred tax assets. Although the Company anticipates returning to profitability, generally accepted accounting principles require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the AMX Corporation ("AMX" or the "Company") Annual Report on Form 10-K. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular period are not necessarily indicative of results of operations for a full year.


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


OVERVIEW

     AMX designs, develops, and markets integrated control systems that enable end users to operate as a single system a broad range of electronic and programmable equipment in a variety of corporate, educational, industrial, entertainment, governmental, and residential settings. The Company's hardware and software products provide the operating system, machine control, and user interface necessary to operate, as an integrated network, electronic devices from different manufacturers through easy-to-use control panels. The Company's systems provide centralized control for over 20,000 different electronic devices, including video systems, audio systems, teleconferencing equipment, educational media, lighting equipment, environmental control systems, and security systems. The Company's systems have readily accommodated evolving technologies. In particular, the Company has integrated its control systems with the Internet. The Company's technology allows end users to communicate with their control system, as well as send and receive commands or information, through the Internet.

Commercial

     Corporate. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, DVD players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing percentage of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company also believes that it is one of the largest providers of integrated control systems to this market, which represents a significant opportunity. AMX estimates that its control systems are used in the facilities of over 80% of the Fortune 100 companies, including Intel, Enron, AT&T, Exxon Mobil, Coca Cola, Lucent Technologies, and Motorola.

     Sports. The Company's systems are currently being used in stadiums and other sports facilities across the United States, including BankOne Ballpark, Camden Yards, The Ballpark in Arlington, the Georgia Dome, the MCI Center, and the United Center in Chicago. Applications typically include controlling audio and video systems, switchers and routers, and surveillance cameras.

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

Residential

     The residential market remains a very fragmented marketplace with numerous providers and a wide range of products and services. The Company's products enable individuals to create an integrated home automation system which can control such items as audio, video, and telecommunication equipment, home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

     The Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors. These factors include seasonal purchasing of the Company's dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; changes in domestic and international economic conditions; and changes in product or distribution channel mix.

     The Company's system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers' representatives in areas not served by Company offices. The Company principally relies on approximately 1,500 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. In addition to maintaining customer training, technical support and sales offices in the United Kingdom, Canada, Mexico, China and Singapore, the Company relies on an international network of 21 exclusive distributors serving 26 countries and over 190 dealers serving 27 additional countries to distribute its products. Dealers and distributors can use the AMX software to tailor the Company's control system for each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

     The Company continues to implement its outsourcing strategy, whereby almost all manufacturing operations will be outsourced to third party manufacturers rather than performed in-house. The Company believes that this strategy will lead to improved product quality, and will allow the Company to minimize future capital expenditures, reduce inventory levels, quickly adjust to changes in demand, and take advantage of the purchasing power of our turnkey partners. As of October 31, 2001, the Company is approximately 40% complete with this implementation, and expects to complete this sourcing implementation by March 2002.

Results of Operations

     The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three and six month periods ended September 30, 2001 and 2000:

                                       Three months ended September 30,            Six months ended September 30,
                                       --------------------------------           --------------------------------
                                                    Excluding                                  Excluding
                                          As         one time                        As         one time
                                       reported      charges                      reported      charges
                                         2001          2001        2000             2001          2001        2000
                                       --------     ---------     -----           --------     ---------     -----
Commercial system sales                    86.8          86.8      77.7               83.6          83.6      76.2
Residential system sales                   13.2          13.2      22.3               16.4          16.4      23.8
                                       --------     ---------     -----           --------     ---------     -----
    Net sales                             100.0         100.0     100.0              100.0         100.0     100.0
Cost of sales                              60.8          50.4      49.3               55.1          49.8      47.9
                                       --------     ---------     -----           --------     ---------     -----
    Gross profit                           39.2          49.6      50.7               44.9          50.2      52.1
                                       --------     ---------     -----           --------     ---------     -----
Selling and marketing expenses             35.9          32.2      29.4               34.3          32.5      33.2
Research and development expenses           8.1           8.1       9.1                8.3           8.3       9.9
Restructuring costs                        (0.2)         (0.2)     (0.7)              (0.1)         (0.1)     (0.5)
General and administrative expenses        10.9           8.4      10.0                9.3           7.8       9.8
                                       --------     ---------     -----           --------     ---------     -----
    Operating income (loss)               (15.5)          1.1       2.9               (6.9)          1.7      (0.3)
Interest expense                            1.0           1.0       0.8                0.9           0.9       0.8
Other income (expense), net                (0.4)          0.2      (0.9)              (0.2)          0.1      (0.4)
                                       --------     ---------     -----           --------     ---------     -----
Income (loss) before income taxes         (16.9)          0.3       1.2               (8.0)          0.9      (1.5)
Income tax provision (benefit)             18.5           0.1       0.4                9.7           0.3      (0.5)
                                       --------     ---------     -----           --------     ---------     -----
Net income (loss)                         (35.4)          0.2       0.8              (17.7)          0.6      (1.0)
                                       ========     =========     =====           ========     =========     =====


Three Months Ended September 30, 2001 Results Compared to Three Months Ended September 30, 2000

     We recorded sales during the three months ended September 30, 2001 and 2000 as follows:

                            Three Months Ended September 30,

Market                       2001            2000       Change
------                   -----------     -----------    ------
Commercial:
 Domestic                $13,861,265     $12,524,065      10.7%
 International             6,109,216       7,578,853     (19.4)%
                         -----------     -----------    ------
Total Commercial          19,970,481      20,102,918      (0.7)%
                         -----------     -----------    ------

Residential                3,035,753       5,761,213     (47.3)%
                         -----------     -----------    ------
Total Sales              $23,006,234     $25,864,131     (11.0)%
                         ===========     ===========    ======

     Domestic commercial revenue growth reflects continued support for the Company's Netlinx product offering in the commercial market. The decline in international commercial revenue reflects softening demand in certain key international markets due to deteriorating economic conditions. Revenue of the Company's subsidiaries in the U.K. and Singapore each declined 32% versus the same quarter of fiscal 2001. The decline in revenues in the U.K. is primarily related to the fact that our wholly-owned distributor in the U.K. ceased distribution of all non-AMX product lines in the current fiscal year. The decline in revenues in Singapore reflects severe economic challenges in Singapore and certain other Asian markets. Revenue in all other international markets declined 4% for the same quarter of fiscal 2001. The decline in residential sales is related to the challenging economic environment, as well as increasing availability of competing residential products. During fiscal 2001, as the Company attempted to enter the consumer broadband market, the Company lacked a focus on its traditional residential market. This lack of focus has negatively impacted the Company's market share in recent months. The Company has refocused on the residential market, and is pursuing new product development that is expected to allow the Company to compete more aggressively in the residential channel.

     During the quarter ended September 30, 2001, the Company recorded one-time charges of approximately $8.2 million. These one-time charges included reserves for inventory obsolescence of $2.5 million, a charge of $0.7 million taken to write-off certain assets, additional receivable related reserves of $0.5 million, a write off of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million.

     The additional inventory charges were recorded as a result of an adjusted revenue forecast based on current trends in the market and the economy, as well as faster than anticipated demand for the Company's Netlinx product offerings which is resulting in lower than anticipated demand for certain of the Company's earlier product offerings. In addition, as a result of the continued movement toward the make-to-buy sourcing strategy described earlier, the Company's on-hand raw material quantities are in excess of the current production requirements. Where possible, the Company is actively seeking to sell such raw materials to the turnkey vendors that produce the Company's finished products. However, in many cases, the Company must discount this inventory due to the superior purchasing power of such vendors. Lastly, the Company experienced software issues related to the Company's ERP implementation. Specifically, the ERP system was not updating forecasts properly, and as a result the Company was purchasing the wrong mix and/or quantities of certain products. The Company believes it has corrected this software issue and does not anticipate further problems with this function of the system.

     The charge of $0.7 million was taken to write-off certain product demonstration equipment assets as a result of increasing demand for the Company's next generation product offerings and the resulting downward revision to the forecast for certain of the Company's existing product offerings. The additional receivable reserves of $0.5 million were recorded due to deteriorating general economic conditions and resulting collectibility concerns. The $0.3 million charge to write-off intangibles was primarily a factor of expensing certain patent related expenses as the related patent applications were abandoned during the quarter, and the write-off of goodwill related to the Company's residential product line, which has seen a decline in revenue over prior year levels.

     As a result of the aforementioned charges and historical operating performance, the Company recorded a tax provision of approximately $4.2 million for the quarter ended September 30, 2001 in order to record a valuation allowance against its deferred tax assets. Although the Company anticipates returning to profitability, generally accepted accounting principles require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets.

     Excluding one time charges, gross margins for the quarter ended September 30, 2001 remained near 50%. The Company expects margins to improve as the Company progresses with its new sourcing strategy and other operational improvements.

     Excluding one-time charges, selling and marketing expenses were $7.4 million or 32.2% of net sales compared to $7.6 million or 29.4% of net sales in the second quarter of fiscal 2001. This decrease is primarily related to savings achieved by the elimination of the Company's consumer broadband division, offset by increased costs of maintaining regional sales offices. Research and development expenses were $1.9 million or 8.1% of net sales compared to $2.4 million or 9.1% of net sales in the second quarter of fiscal 2001. The decline in research and development expense is primarily related to savings generated from the elimination of the consumer broadband research and development activities. Restructuring reversals were approximately $46,000 in the quarter ended September 30, 2001. The Company continues to hold a lease on certain property in Salt Lake City that the Company has subleased to a third party. The Company is reversing the related leasehold cancellation reserve as such sublease income is received.

     Excluding one-time charges, general and administrative expenses were $1.9 million or 8.4% of net sales compared to $2.6 million or 10.0% of net sales for the second quarter of fiscal 2001. The decline in general and administrative expenses is related to charges incurred in the year ago period as a result of a customer that filed bankruptcy, as well as savings created by the elimination of the Company's Salt Lake City facilities which were closed in the third quarter of fiscal 2001.

     Interest expense for the quarter of $0.2 million or 1% of net sales was relatively unchanged compared to the second quarter of fiscal 2001. Excluding one-time charges, the Company recorded other income of $37,000 for the period compared to other expense of $0.2 million for the quarter ended September 30, 2000. This improvement is primarily a factor of a $247,000 loss incurred on the sale of furniture from the Company's previous facilities that was incurred in the second quarter of fiscal 2001.

Six Months Ended September 30, 2001 Results Compared to Six Months Ended September 30, 2000

     We recorded sales during the six months ended September 30, 2001 and 2000 as follows:

                              Six Months Ended September 30,
Market                       2001            2000        Change
------                   -----------     -----------     ------
Commercial:
   Domestic              $25,468,622     $22,541,370       13.0%
   International          11,921,432      13,302,228      (10.4)%
                         -----------     -----------     ------
Total Commercial          37,390,054      35,843,598        4.3%
                         -----------     -----------     ------

Residential                7,339,165      11,225,000      (34.6)%
                         -----------     -----------     ------
    Total Sales          $44,729,219     $47,068,598       (5.0)%
                         ===========     ===========     ======

     Domestic commercial revenue growth reflects continued support for the Company's Netlinx product offering in the commercial market. The decline in international commercial revenue reflects softening demand in certain key international markets due to deteriorating economic conditions. Revenue of the Company's subsidiaries in the U.K. and Singapore declined 16% and 25% versus the same period of fiscal 2001, respectively. The decline in revenues in the U.K. is primarily related to the fact that our wholly-owned distributor in the U.K. ceased distribution of all non-AMX product lines in the current fiscal year. The decline in revenues in Singapore reflects severe economic challenges in Singapore and certain other Asian markets. Revenue in all other international markets declined 4% from the same period of fiscal 2001. The decline in residential sales is related to the challenging economic environment, as well as from the wide availability of competing residential products. During fiscal 2001, as the Company attempted to enter the consumer broadband market, the Company lacked a focus on its traditional residential market. This lack of focus has negatively impacted the Company's market share in recent months. The Company has refocused on the residential market, and is pursuing new product development that is expected to allow the Company to compete more aggressively in the residential channel.

     See the section "Three Months Ended September 30, 2001 Results Compared to Three Months Ended September 30, 2000" for a discussion of one-time charges taken in the period ended September 30, 2001.

     Excluding one time charges, gross margins for the six months ended September 30, 2001 were 50.2% compared to 52.1% for the comparable year-ago period. This decline is related to increased cost of certain component parts. The Company expects margins to improve as the Company progresses with its new sourcing strategy and other operational improvements.

     Excluding one-time charges, selling and marketing expenses were $14.5 million or 32.5% of net sales for the six months ended September 30, 2001 compared to $15.6 million or 33.2% of net sales in the comparable period of the prior year. This decrease is primarily related to savings achieved by the elimination of the Company's consumer broadband division, offset by increased costs of maintaining regional sales offices. Research and development expenses were $3.7 million or 8.3% of net sales for the six months ended September 30, 2001 compared to $4.7 million or 9.9% of net sales in the comparable period of fiscal 2001. The decline in research and development expense is primarily related to savings generated from the elimination of the consumer broadband research and development activities. Restructuring reversals were approximately $90,000 in the six months ended September 30, 2001. The Company continues to hold a lease on certain property in Salt Lake City that the

Company has subleased to a third party. The Company is reversing the related leasehold cancellation reserve as such sublease income is received.

     Excluding one-time charges, general and administrative expenses were $3.5 million or 7.8% of net sales compared to $4.6 million or 9.8% of net sales for the same period of fiscal 2001. The decline in general and administrative expenses is related to charges incurred in the year ago period as a result of a customer that filed bankruptcy, as well as savings created by the elimination of the Company's Salt Lake City facilities which were closed in the third quarter of fiscal 2001.

     Interest expense for the period of $0.4 million or 0.9% of net sales was relatively unchanged compared to the same period of fiscal 2001. Excluding one-time charges, the Company recorded other income of $46,000 for the period compared to other expense of $0.2 million for the six months ended September 30, 2000. This improvement is primarily a factor of a $247,000 loss incurred on the sale of furniture from the Company's previous facilities that was incurred in fiscal 2001.

Liquidity and Capital Resources

     In the six months ended September 30, 2001, the Company used $0.3 million of cash in operations, including $2.5 million for growth in receivables and $1.5 million for inventory growth, compared to cash used in operations of $2.9 million for the comparable period of prior year, including receivables growth of $4.5 million and inventory growth of $5.1 million. Days sales outstanding were 57 and 47 as of September 30, 2001 and 2000, respectively, while inventory turns were 4.2 and 3.0 for the same periods. The increase in days sales outstanding is due principally to a slow-down in collection efforts as a result of conversion and reporting issues related to the implementation of the Company's ERP system. Capital expenditures for the six months ended September 30, 2001 were $2.2 million as compared to $4.5 million in the six months ended September 30, 2000. This decline is primarily a result of slowing expenditures related to the Company's ERP system, as well as capital expenditures during the six months ended September 30, 2000 related to the Company's move into its current headquarters in Richardson, Texas.

     Effective September 14, 2001, the Company obtained a new $14 million revolving line of credit from Bank One, Texas, N.A. ("Bank One") that replaced and increased the previous $10 million revolving line of credit. The new line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is secured by receivables and inventory. At September 30, 2001, $7.25 million was outstanding under the revolving line of credit agreement and $6.75 million was available for future borrowings under the facility's borrowing base limits. This revolving line of credit expires on September 1, 2002. In connection with the execution of the new revolving line of credit, the Company executed an amended and restated term note which is unsecured. Under the original term note, principal and interest were payable monthly, with the unpaid principal balance due in full in April 2002. The amended term note provides for quarterly payments of principal and interest through April 30, 2004.

     The new line of credit contains various restrictive and financial covenants. As of September 30, 2001, the Company was in violation of the quarterly financial operating covenants solely as a result of the one-time charges recorded during the quarter ended September 30, 2001. However, Bank One has waived such non-compliance with these covenants for the September 30, 2001 reporting period, and the Company expects that Bank One will continue to allow for exclusion of the one-time charges in future reporting periods. While the Company believes Bank One will waive non-compliance in future periods as a result of the one-time non-cash charges recorded in the quarter ended September 30, 2001, no assurance can be given that a waiver will be obtained. Additionally, Bank One and the Company have agreed to modified terms under the line of credit which include a reduction in the commitment to $12.5 million as of December 31, 2001 and a further reduction to $11.5 million as of March 30, 2002.

     The Company believes that cash flow from operations and the funding available under the modified revolving loan facility will be adequate to fund working capital and capital expenditure requirements for at least the next 12 months.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 2001 until September 30, 2001, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commision on June 29, 2001 (file no. 0-26924).

                                AMX CORPORATION
                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 4.   Submission of Matters to a Vote of Security Holders

Information pertaining to this item has been previously reported on Current Report on Form 8-K dated August 23, 2001, and filed on September 5, 2001.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     +3.1   Articles of Amendment to the Articles of Incorporation of Panja Inc.

     +3.2   Amended and Restated Bylaws of AMX Corporation.

     +10.1 Third Amendment to Fourth Amended and Restated Loan Agreement dated as of September 1, 2001

     +10.2 Fourth Amendment to Fourth Amended and Restated Loan Agreement dated as of September 14, 2001

     +10.3  Amended and Restated Term Note dated as of September 14, 2001

     +10.4 Waiver and Fifth Amendment to Fourth Amended and Restated Loan Agreement and Related Promissory Notes

     +10.5  First Amendment to AMX Corporation 1996 Employee Stock Purchase Plan

     +10.6  Second Amendment to AMX Corporation 1996 Employee Stock Purchase
            Plan

b.   Reports on Form 8-K

     Current report on Form 8-K dated August 23, 2001, and filed on September 5, 2001, regarding the change of the Company's name from "Panja Inc." to "AMX Corporation", and regarding the results of the Annual Meeting of Shareholders held on August 22, 2001 (Item 5).
______________

+  Filed herewith.

     Current report on Form 8-K dated September 20, 2001, and filed on October 5, 2001, regarding the resignation of Casey Cowell as a director of the Company (Item 5).

     Current report on Form 8-K dated November 2, 2001, and filed on November 9, 2001, regarding the resignation of Scott Miller as Chairman, President, and CEO of the Company, and the appointment of Robert Carroll as Chairman, President, and CEO of the Company (Item 5).

                                AMX CORPORATION
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMX Corporation



Date:  November 14, 2001      By:   /s/ Jean M. Nelson
                                    ------------------------------------------
                              Jean M. Nelson
                              Vice President and Chief Financial Officer (Duly
                              Authorized Officer and Principal Financial
                              Officer)