Form 10-Q
period 2001-12-31
AMX CORP /TX/
filed 2002-02-14
CIK 944248

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2001

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

Common Stock, $0.01 Par Value                    11,087,049
     (Title of Each Class)    (Number of Shares Outstanding at January 31, 2002)

                                 AMX CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                      INDEX

                                                                              Page Number
Part I.   Financial Information (Unaudited)

Item 1.   Consolidated Balance Sheets at December 31, 2001 and March 31, 2001     3

          Consolidated Statements of Operations for the Three and Nine Months
          Ended December 31, 2001 and 2000                                        5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          December 31, 2001 and 2000                                              6

          Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial Condition and        13
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk             20

Part II.  Other Information

Item 1.   Legal Proceedings                                                      21

Item 6.   Exhibits and Reports on Form 8-K                                       21

          Signatures                                                             22

                                 AMX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                          December 31,          March 31,
                                                                              2001                 2001
                                                                         -------------        -------------
Current assets:
   Cash and cash equivalents ........................................... $   1,133,875        $   1,607,797
   Receivables, less allowance for doubtful accounts of $973,000 at
       December 31, 2001 and $363,000 at March 31, 2001 ................    13,722,691           12,604,052
   Inventories .........................................................    12,998,018           14,310,801
   Prepaid expenses ....................................................       972,744            1,250,449
   Other current assets ................................................       246,249              533,080
   Deferred income taxes ...............................................           --             2,387,611
                                                                         -------------        -------------
Total current assets ...................................................    29,073,577           32,693,790

Property and equipment, at cost, net ...................................     8,943,033           10,386,938

Capitalized software, less accumulated amortization of $755,000 at
       December 31, 2001 and $448,000 at March 31, 2001 ................        63,381              370,166

Deposits and other .....................................................       470,302              466,556

Deferred income taxes ..................................................           --             1,944,021

Goodwill, less accumulated amortization of $123,000 for December 31,
       2001 and $868,000 for March 31, 2001 ............................        75,048              300,589
                                                                         -------------        -------------
Total assets ........................................................... $  38,625,341        $  46,162,060
                                                                         =============        =============

                                 AMX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       December 31,       March 31,
                                                                           2001              2001
                                                                      -------------     --------------
Current liabilities:
   Accounts payable ................................................  $   8,662,174     $   11,422,458
   Current portion of long-term debt ...............................      2,165,574          1,053,604
   Revolving bank debt .............................................      8,400,000          5,550,000
   Accrued compensation ............................................      1,479,902          1,343,862
   Accrued restructuring costs .....................................        836,102          1,077,917
   Accrued sales commissions .......................................        634,213            708,347
   Other accrued expenses ..........................................      3,076,285          2,643,051
                                                                      -------------     --------------
Total current liabilities ..........................................     25,254,250         23,799,239

Long-term debt, net of current portion .............................            --           1,964,845

Commitments and contingencies

Shareholders' equity :
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
       Issued shares - none ........................................            --                  --
   Common stock, $0.01 par value:
       Authorized shares - 40,000,000
       Issued shares -- 11,548,858 for December 31, 2001 and
       11,258,718 for March 31, 2001 ...............................        115,488            112,587
   Additional paid-in capital ......................................     24,189,168         23,585,287
   Accumulated other comprehensive income ..........................            --               1,103
   Retained earnings (deficit) .....................................     (6,465,281)         1,167,283
   Less treasury stock (496,476 shares) ............................     (4,468,284)        (4,468,284)
                                                                      -------------     --------------
Total shareholders' equity .........................................     13,371,091         20,397,976
                                                                      -------------     --------------
Total liabilities and shareholders' equity .........................  $  38,625,341     $   46,162,060
                                                                      ==============    ==============

                             See accompanying notes.

                                 AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended               Nine Months Ended
                                                  December 31,                    December 31,
                                             2001             2000             2001           2000
                                         -------------   -------------    -------------   -------------
Commercial system sales ...............  $  17,799,997   $  18,927,450    $  55,190,049   $  54,771,045
Residential system sales ..............      3,485,443       5,302,628       10,824,610      16,527,630
                                         -------------   -------------    -------------   -------------
   Net sales ..........................     21,285,440      24,230,078       66,014,659      71,298,675
Cost of sales .........................     10,965,057      11,872,718       35,437,388      34,432,789
                                         -------------   -------------    -------------   -------------
   Gross profit .......................     10,320,383      12,357,360       30,577,271      36,865,886

Selling and marketing expenses ........      6,064,736       8,637,047       21,424,764      24,205,628
Research and development expenses .....      1,458,865       2,640,676        5,292,123       7,318,740
Restructuring costs ...................        545,933        (224,187)         456,191        (445,561)
General and administrative expenses ...      1,806,208       1,621,028        6,049,307       6,238,604
                                         -------------   -------------    -------------   -------------
   Operating income (loss) ............        444,641        (317,204)      (2,645,114)       (451,525)

Interest expense ......................        154,225         295,462          563,591         650,006
Other income (expense), net ...........         (4,290)         30,716          (91,301)       (185,617)
                                         -------------   -------------    -------------   -------------

Income (loss) before income taxes .....        286,126        (581,950)      (3,300,006)     (1,287,148)
Income tax provision (benefit) ........        (13,063)       (196,631)       4,332,558        (436,331)
                                         -------------   -------------    -------------   -------------

Net income (loss) .....................  $     299,189   $    (385,319)   $  (7,632,564)  $    (850,817)
                                         =============   =============    =============   =============

Basic earnings (loss) per share .......  $        0.03   $       (0.04)   $       (0.69)  $       (0.09)
                                         =============   =============    =============   =============

Diluted earnings (loss) per share .....  $        0.03   $       (0.04)   $       (0.69)  $       (0.09)
                                         =============   =============    =============   =============

                             See accompanying notes.

                                 AMX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        December 31,
                                                                  2001           2000
                                                              ------------   ------------
Operating Activities
Net loss ...................................................  $ (7,632,564)  $   (850,817)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation ............................................     3,088,125      2,291,757
   Amortization ............................................       442,129        492,583
   Write-down of demonstration equipment ...................       708,813             --
   Write-down of goodwill ..................................        90,197             --
   Provision for losses on receivables .....................       630,322        720,000
   Provision for inventory obsolescence ....................     2,735,623        500,000
   Loss on sale of property and equipment ..................            --        247,556
   Deferred income taxes and valuation allowance ...........     4,331,632       (949,726)
   Changes in operating assets and liabilities:
       Receivables .........................................    (1,748,961)    (5,602,563)
       Inventories .........................................    (1,422,840)    (4,221,890)
       Prepaid expenses and other assets ...................       560,790      1,506,922
       Accounts payable ....................................    (2,760,284)     3,919,047
       Other accrued expenses ..............................       253,325       (733,055)
                                                              ------------   ------------
Net cash used in operating activities ......................      (723,693)    (2,680,186)

Investing Activities
Purchase of property and equipment .........................    (2,353,033)    (5,500,331)
Proceeds from sale of property and equipment ...............            --        100,000
                                                              ------------   ------------
Net cash used in investing activities ......................    (2,353,033)    (5,400,331)

Financing Activities
Sale of common stock-- net proceeds ........................       606,782        527,780
Net increase in line of credit .............................     2,850,000      9,050,000
Repayments of long-term debt ...............................      (852,875)      (642,201)
                                                              ------------   ------------
Net cash provided by financing activities ..................     2,603,907      8,935,579

Effect of exchange rate changes on cash ....................        (1,103)       (49,154)
                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents .......      (473,922)       805,908

Cash and cash equivalents at beginning of period ...........     1,607,797        986,648
                                                              ------------   ------------
Cash and cash equivalents at end of period .................  $  1,133,875   $  1,792,556
                                                              ============   ============

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

Operating results for the three months and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended             Nine Months Ended
                                                         December 31,                   December 31,
                                                     2001          2000             2001           2000
                                                  ------------   -----------     ------------   -------------
Numerator:
Net income (loss) ..............................  $    299,189   $  (385,319)    $ (7,632,564)  $    (850,817)
                                                  ============   ===========     ============   =============
Denominator:
Denominator for basic earnings per share
   Weighted-average shares outstanding .........    11,049,067     9,445,350       10,982,601       9,407,142

Effect of dilutive securities:
Employee stock options .........................         6,901            --               --              --
                                                  ------------   -----------     ------------   -------------

Denominator for diluted earnings per share .....    11,055,968     9,445,350      10,982,601        9,407,142
                                                  ============   ===========     ============   =============

Basic earnings (loss) per share ................  $       0.03   $     (0.04)    $      (0.69)  $       (0.09)

Diluted earnings (loss) per share ..............  $       0.03   $     (0.04)    $      (0.69)  $       (0.09)

Of the total stock options outstanding at December 31, 2001, 1,462,586 weighted shares were excluded from the computation of diluted earnings per share for the quarter ended December 31, 2001 because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. Had the Company reported net income for the quarter ended December 31, 2000, 693,645 potentially dilutive shares would have been included in the computation of diluted earnings per share. Had the Company reported net income for the nine month periods ended December 31, 2001 and 2000, 438,585 and 1,619,088 potentially dilutive shares, respectively, would have been included in the computation of diluted earnings per share.

3.   Inventories

The components of inventories are as follows:

                                          December 31,      March 31,
                                             2001             2001
                                         -------------    -------------

Raw materials                            $   7,774,995    $   7,948,025
Work in progress                             1,877,639        1,154,669
Finished goods                               7,893,391        8,306,561
Less reserve for obsolescence               (4,548,007)      (3,098,454)
                                         -------------    -------------

Total                                    $  12,998,018    $  14,310,801
                                         =============    =============

The Company recorded additional reserves for inventory obsolescence of approximately $2.5 million during the nine months ended December 31, 2001. The additional inventory charges were recorded as a result of an adjusted revenue forecast based on current trends in the market and the economy, as well as faster than anticipated demand for the Company's Netlinx product offerings which is resulting in lower than anticipated demand for certain of the Company's earlier product offerings. In addition, as a result of the continued movement toward the make-to-buy sourcing strategy, the Company's on-hand raw material quantities are in excess of the current production requirements. Where possible, the Company is actively seeking to sell such raw materials to the turnkey vendors that produce the Company's finished products. However, in many cases the Company must discount this inventory due to the volume discounts available to such vendors. Lastly, the Company experienced software issues related to the Company's ERP implementation. Specifically, the ERP system was not updating forecasts properly, and as a result the Company was purchasing the wrong mix and/or quantities of certain products. The Company believes it has corrected this software issue and does not anticipate further problems with this function of the system.

4.   Comprehensive Income

The components of comprehensive income (loss), net of related tax, are as follows:

                                        Three Months Ended                Nine Months Ended
                                            December 31,                     December 31,
                                        2001           2000             2001            2000
                                    -----------    -----------     ------------     -----------
Net income (loss)                   $   299,189    $  (385,319)    $ (7,632,564)    $  (850,817)
Foreign currency translation
  adjustments                                --        (10,169)          (1,103)        (49,154)
                                    -----------    -----------     ------------     -----------

Comprehensive income (loss)         $   299,189    $  (395,488)    $ (7,633,667)    $  (899,971)
                                    ===========    ===========     ============     ===========

5.  Restructuring Costs

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The Salt Lake City location included a majority of the Company's residential operations. Approximately 94 employees, all of whom worked at the Company's Salt Lake City location, were impacted by this shutdown. Of the 94 employees, 82 were expected to be terminated or decline the Company's offer to move to Dallas and thus receive severance, and 12 were expected to accept positions with the Company in Dallas. Employees that ended their employment prior to their termination date and employees that opted to move to Dallas, as offered under the plan, forfeited their termination benefits. Of the 94 employees, approximately 57 employees received severance benefits totaling $914,000. Of the remaining employees, 11 employees forfeited their severance benefit by leaving the Company prior to vesting in the severance benefit, and 26 employees forfeited their severance by accepting positions with the Company in Dallas. Total forfeitures were $390,000. The asset impairment charge was recorded to write-down the carrying value of the fixed assets to their estimated fair market value. Leasehold cancellation charges represented estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities. The move was completed in the third quarter of fiscal year 2001. However, the Company continues to hold a lease on certain property in Salt Lake City, a portion of which is subleased to a third party. The Company is reversing the leasehold cancellation reserve as sublease income is received from the sublessee. The reserve is also reduced for lease payments made to the landlord in excess of the sublease income received.

The following is a summary of the Salt Lake City restructuring action from inception through December 31, 2001 (in thousands):

                                                             Leashold
                                                           cancellation    Write down
                                             Severance       charges     of fixed assets    Total
                                            -------------------------------------------------------
Initial Restructuring Reserve                 $ 1,304        $    649       $    655       $ 2,608

Activity through March 31, 2001:
    Severance payments                           (914)            -              -            (914)
    Severance forfeitures                        (390)            -              -            (390)
    Payment of lease expenses                     -              (117)           -            (117)
    Recovery of lease expense through
      sublease                                    -               (86)           -             (86)
    Correction of leasehold cancellation
      reserve                                     -              (118)           -            (118)
    Non-cash write down of assets                 -                             (655)         (655)
                                            -------------------------------------------------------

Reserve at March 31, 2001                         -               328            -             328

Activity through June 30, 2001:
    Payment of lease expenses                     -               (14)           -             (14)
    Recovery of lease expense through
      sublease                                    -               (44)           -             (44)
                                            -------------------------------------------------------

Reserve at June 30, 2001                          -               270            -             270

Activity through September 30, 2001:

    Payment of lease expenses                     -               (10)           -             (10)
    Recovery of lease expense through
      sublease                                    -               (46)           -             (46)
                                            -------------------------------------------------------

Reserve at September 30, 2001                     -               214            -             214

Activity through December 31, 2001:

    Payment of lease expenses                     -                (3)           -              (3)
    Recovery of lease expense through
      sublease                                    -               (46)           -             (46)
                                            -------------------------------------------------------

Reserve at December 31, 2001                  $   -          $    165       $    -         $   165
                                            =======================================================




In the fourth quarter of fiscal 2001, the Company initiated a corporate-wide restructuring plan that included the discontinuation of its Consumer Broadband Division and retail distribution strategy and a reduction of approximately 10% of the Company workforce or 44 employees. This severance action affected employees across the Company, although many of the terminated employees were from either the Company's Consumer Broadband Division or information systems department. The severance of the 44 employees and discontinuance of the Consumer Broadband Division was completed prior to March 31, 2001, although certain commitments continued into fiscal 2002, and certain severance payments will continue through December 2002. In conjunction with this plan, the Company recorded a charge of $2.2 million, of which $1.2 million was included in restructuring costs, $0.7 million was included in cost of sales, and $0.2 million was included as a reversal to revenue.

The following is a summary of the consumer broadband and corporate-wide restructuring action from inception through December 31, 2001 (in thousands):

                                                          Inventory     Write down of   Non-cancelable
                                                           related     receivables and   commitments
                                            Severance      charges    intangible assets   and other          Total
                                            -----------------------------------------------------------------------
Initial Restructuring Reserve               $     859     $     715      $       452       $    145         $ 2,171

Activity through March 31, 2001:
    Severance payments                           (315)          -                -              -              (315)
    Write down of inventory                       -            (654)             -              -              (654)
    Write down of receivables and
      intangible assets                           -             -               (452)           -              (452)
                                            -----------------------------------------------------------------------

Reserve at March 31, 2001                         544            61              -              145             750

Activity through June 30, 2001:
    Severance payments                            (69)          -                -              -               (69)
    Other payments                                -             -                -              (35)            (35)
                                            -----------------------------------------------------------------------

Reserve at June 30, 2001                          475            61              -              110             646

Activity through September 30, 2001:

    Severance payments                           (130)          -                -              -              (130)
    Inventory conversion costs                    -             (61)             -              -               (61)
                                            -----------------------------------------------------------------------

Reserve at September 30, 2001                     345           -                -              110             455

Activity through December 31, 2001:

    Severance payments                            (75)          -                -              -               (75)
    Other payments                                -             -                -              (69)            (69)
                                            -----------------------------------------------------------------------
Reserve at December 31, 2001                $      70     $     -        $       -         $     41         $   311
                                            =======================================================================





In the third quarter of fiscal 2002, the Company announced a restructuring program that included the realignment of its corporate structure and a reduction of its workforce. The personnel reductions included 66 positions, which were primarily Dallas-based personnel. The reduction in workforce was completed prior to December 31, 2001, although certain severance and other payments will continue into the fourth quarter of fiscal 2002 and beyond. In conjunction with this corporate realignment, the Company recorded a charge of $0.6 million, all of which was included in restructuring costs.

The following is a summary of the corporate realignment from inception through December 31, 2001 (in thousands):

                                                     Severance
                                                     ---------
Initial Restructuring Reserve                        $     600

Activity through December 31, 2001:
    Severance payments                                    (233)
    Other payments                                          (7)
                                                     ---------

Reserve at December 31, 2001                         $     360
                                                     =========

6.  One Time Charges

        The Company recorded one-time charges of approximately $8.2 million during the nine months ended December 31, 2001. These one-time charges included reserves for inventory obsolescence of $2.5 million (see Note 3), a charge of $0.7 million taken to write off certain assets, additional receivable related reserves of $0.5 million, a write off of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million.

        The charge of $0.7 million was taken to write off certain product demonstration equipment assets as a result of increasing demand for the Company's next generation product offerings and the resulting downward revision to the forecast for certain of the Company's existing product offerings. The additional receivable reserves of $0.5 million were recorded due to deteriorating general economic conditions and resulting collectibility concerns. The $0.3 million charge to write-off intangibles was primarily a factor of expensing certain patent related expenses as the related patent applications were abandoned during the quarter, and the write-off of goodwill related to the Company's residential product line, which has seen a decline in revenue over prior year levels.

        As a result of the aforementioned charges and historical operating performance, the Company recorded a tax provision of approximately $4.2 million during the nine months ended December 31, 2001 in order to record a valuation allowance against its deferred tax assets. Although the Company anticipates future sustained profitability, generally accepted accounting principles require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets.

7.  Debt

        The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. ("Bank One"). The line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is secured by receivables and inventory. At December 31, 2001, $8.4 million was outstanding under the revolving line of credit agreement and $3.8 million was available for future borrowings under the facility's borrowing base limits. This revolving line of credit expires on September 1, 2002. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004.

        The line of credit contains various restrictive and financial covenants. As of December 31, 2001, the Company was in violation of the quarterly financial operating covenants solely as a result of the one-time charges recorded during the quarter ended September 30, 2001. However, Bank One waived such non-compliance with these covenants for the December 31, 2001 reporting period as they did for the September 30, 2001 reporting period, and the Company expects that Bank One will continue to allow for exclusion of the one-time charges in future reporting periods. While the Company believes Bank One will waive non-compliance in future periods as a result of the one-time noncash charges recorded in the quarter ended September 30, 2001, no assurance can be given that a waiver will be obtained. Accordingly, the Company has classified the balance of the term note as a current liability due to cross-default provisions. Bank One and the Company had previously agreed to modified terms under the line of credit which included a reduction in the commitment from $14 million to $12.5 million and $11.5 million at December 31, 2001 and March 30, 2002, respectively. However, the Company and Bank One have subsequently agreed to continue the line of credit commitment at $12.5 million without the additional reduction to $11.5 million.

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

Commercial

    Corporate. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, DVD players, computers, and sound systems, as well as lighting and temperature controls and window coverings. The Company believes that an increasing percentage of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated remote control systems. The Company also believes that it is one of the largest providers of integrated control systems to this market, which represents a significant opportunity. AMX estimates that its control systems are used in the facilities of over 80% of the Fortune 100 companies, including Intel, AT&T, Exxon Mobil, Coca Cola, Lucent Technologies, and Motorola.

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

        The Company's system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers' representatives in areas not served by Company offices. The Company principally relies on approximately 1,500 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. In addition to maintaining customer training, technical support and sales offices in the United Kingdom, Belgium, Canada, Mexico, China and Singapore, the Company relies on an international network of 21 exclusive distributors serving 54 countries and over 138 dealers serving 25 additional countries to distribute its products. Dealers and distributors can use the AMX software to tailor the Company's control system for each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

        In April 2001, the Company began a program under which approximately 75% of the Company's products will be outsourced. The program will also reduce the number of manufacturing vendors producing the Company's products from sixteen to five. The Company believes that this long-term program will lead to improved product availability and increased operating efficiencies. As of January 31, 2002, the Company is approximately 60% complete with this implementation, and expects to complete this sourcing implementation during the first half of calendar 2002.

Results of Operations

        The following table contains certain amounts, expressed as a percentage of net sales, reflected in the Company's consolidated statements of income for the three and nine month periods ended December 31, 2001 and 2000:

                               Three months ended December 31,         Nine months ended December 31,
                               -------------------------------    ---------------------------------------
                                                                       As        Excluding one
                                                                    reported     time charges
                                  2001                2000            2001         2001 (a)        2000
                               -----------        ------------    ------------   -------------   --------

Commercial system sales           83.6                78.1            83.6           83.6          76.8
Residential system sales          16.4                21.9            16.4           16.4          23.2
                               -----------        ------------    ------------   -------------   --------
   Net sales                     100.0               100.0           100.0          100.0         100.0
Cost of sales                     51.5                49.0            53.7           50.1          48.3
                               -----------        ------------    ------------   -------------   --------
   Gross profit                   48.5                51.0            46.3           49.9          51.7
                               -----------        ------------    ------------   -------------   --------
Selling and marketing expenses    28.5                35.6            32.5           31.1          33.9
Research and development
expenses                           6.9                10.9             8.0            8.0          10.3
Restructuring costs                2.6                (0.9)            0.6           (0.2)         (0.6)
General and administrative
expenses                           8.5                 6.7             9.2            8.3           8.7
                               -----------        ------------    ------------   -------------   --------
   Operating income (loss)         2.0                (1.3)           (4.0)           2.7          (0.6)
Interest expense                   0.7                 1.2             0.9            0.9           0.9
Other income (expense), net        -                   0.1            (0.1)           0.1          (0.3)
                               -----------        ------------    ------------   -------------   --------
Income (loss) before income
taxes                              1.3                (2.4)           (5.0)           1.9          (1.8)
Income tax provision (benefit)    (0.1)               (0.8)            6.6            0.2          (0.6)
                               -----------        ------------    ------------   -------------   --------
Net income (loss)                  1.4                (1.6)          (11.6)           1.7          (1.2)
                               ===========        ============    ============   =============   ========

(a) Excludes one-time charges of approximately $8.2 million recorded in the quarter ended September 30, 2001 and the $0.6 million restructuring charge recorded in the quarter ended December 31, 2001 (see Notes 5 and 6 in the Notes to Consolidated Financial Statements for additional information).


Three Months Ended December 31, 2001 Results Compared to Three Months Ended December 31, 2000

        The Company recorded sales during the three months ended December 31, 2001 and 2000 as follows:

                            Three Months Ended December 31,

Market                        2001           2000      Change
------                        ----           ----      ------

Commercial:

   Domestic              $ 11,553,369   $ 11,180,927     3.3%

   International            6,246,628      7,746,523   (19.4)%
                         -------------  -------------  -------

Total Commercial           17,799,997     18,927,450   (6.0)%
                         -------------  -------------  -------


Residential                 3,485,443      5,302,628   (34.3)%
                         -------------  -------------  -------

Total Sales              $ 21,285,440   $ 24,230,078   (12.2)%
                         =============  =============  =======

        Domestic commercial revenue growth reflects continued support for the Company's Netlinx product offering in the commercial market, although this growth rate has slowed somewhat from the second quarter year over year growth rate. The Company believes this decrease from the trailing quarter is due to the general economic downturn as well as the events of September 11, 2001. Revenue of the Company's subsidiaries in the U.K. and Singapore declined 46% and 36%, respectively, versus the same quarter of fiscal 2001. The decline in revenues in the U.K. is primarily related to the fact that the Company's wholly-owned distributor in the U.K. ceased distribution of all non-AMX product lines in the current fiscal year to focus all sales efforts on AMX products. In addition, U.K. revenues for the third quarter of fiscal 2001 included shipments of approximately $0.7 million for a large non-recurring project. The decline in revenues in Singapore reflects severe economic challenges in Singapore and certain other Asian markets. Revenue in all other international markets declined 2% compared to the same quarter of fiscal 2001. The decline in residential sales is related to the challenging economic environment and increasing availability of competing residential products. During fiscal 2001, the Company lacked a focus on its traditional markets due both to the relocation of the Company's Salt Lake City operations to Dallas and the Company's attempt to enter the consumer broadband market. This lack of focus has negatively impacted the Company's market share in the current fiscal year. In order to strategically refocus the Company on its core business, the Company has recently added and reassigned a number of key senior management personnel, which include a new Vice-President of U.S. Sales, a Vice-President of Professional Services, a Vice-President of Corporate Development, a Vice-President of Marketing, and a Vice-President of International Sales.

        Gross margins for the quarter ended December 31, 2001 declined to 48.5% from 51% for the year ago quarter. The deterioration of margins is primarily a result of incremental costs incurred related to the Company's manufacturing outsourcing program which was initiated in the first quarter of fiscal 2002. Under this program, the Company plans to outsource approximately 75% of its products to five key vendors. As of January 31, 2002, the program is approximately 60% complete. Completion of the program is expected during the first half of calendar 2002. The Company expects both margins and product availability to improve as the Company completes this sourcing strategy.

        Selling and marketing expenses were $6.1 million or 28.5% of net sales compared to $8.6 million or 35.6% of net sales in the third quarter of fiscal 2001. This decrease is primarily related to third quarter cost containment programs including the workforce reduction in November 2001, a $0.3 million non-recurring benefit for amendments to existing employee benefit plans, and savings achieved by the elimination of the Company's consumer broadband division in March 2001.

        Research and development expenses were $1.5 million or 6.9% of net sales compared to $2.6 million or 10.9% of net sales in the third quarter of fiscal 2001. The decline in research and development expense is primarily related to savings generated from the elimination of the consumer broadband research and development activities, and savings related to the consolidation of the research and development activities in Salt Lake City to Dallas. The Company continues to prioritize its research and development investment activities and has recently recruited a new Vice-President of Engineering who is evaluating all existing projects and is partnering closely with product marketing on project prioritization and strategic planning.

        The Company recorded $0.6 million of restructuring charges during the quarter ended December 31, 2001. These restructuring charges resulted from a corporate realignment and the corresponding workforce reduction that was implemented in November 2001. In addition, restructuring reversals of approximately $46,000 were recorded in the quarter ended December 31, 2001. The Company continues to hold a lease on certain property in Salt Lake City that the Company has subleased to a third party. The Company is reversing the related leasehold cancellation reserve as such sublease income is received.

        General and administrative expenses were $1.8 million or 8.5% of net sales compared to $1.6 million or 6.7% of net sales for the third quarter of fiscal 2001. During the third quarter of fiscal 2001, the Company eliminated plans to pay fiscal 2001 cash bonuses and reversed the related bonus accruals which had been recorded in prior periods. This reversal was approximately $0.4 million. Excluding this reversal, general and administrative expenses were approximately $2.1 million or 8.5% of net sales in the year ago quarter. The decrease in general and administrative expenses is primarily related to third quarter cost containment programs including the workforce reduction in November 2001, as well as a $0.1 million non-recurring benefit for amendments to existing employee benefit plans.

        Interest expense for the quarter declined to $0.2 million or 0.7% of net sales compared to $0.3 million or 1.2% of net sales in the year ago quarter as a result of both lower average outstanding balances on the line of credit and lower interest rates in the current year. Other income (expense) was relatively unchanged from the year ago quarter.

        The Company recorded a tax benefit of $13,000 or 4.5% of income before taxes for the quarter ended December 31, 2001 compared to a tax benefit of $0.2 million or 33.8% of loss before taxes for the quarter ended December 31, 2000. The Company has not provided for U.S. income taxes for the quarter ended December 31, 2001 as a result of the valuation allowance recorded against the Company's U.S. net deferred tax assets.

Nine Months Ended December 31, 2001 Results Compared to Nine Months Ended December 31, 2000


        The Company recorded sales during the nine months ended December 31, 2001 and 2000 as follows:

                             Nine Months Ended December 31,

Market                        2001           2000      Change
------                        ----           ----      ------

Commercial:

   Domestic              $  37,021,991  $  33,722,297    9.8%

   International            18,168,058     21,048,748  (13.7)%
                         -------------  -------------  -------

Total Commercial            55,190,049     54,771,045    0.8%
                         -------------  -------------  -------


Residential                 10,824,610     16,527,630  (34.5)%
                         -------------  -------------  -------

    Total Sales          $  66,014,659  $  71,298,675   (7.4)%
                         =============  =============  =======


        Domestic commercial revenue growth reflects continued support for the Company's Netlinx product offering in the commercial market, although the overall growth rate has been hindered by general economic conditions. Revenue of the Company's subsidiaries in the U.K. and Singapore each declined 28% versus the same period of fiscal 2001. The decline in revenues in the U.K. is primarily related to the fact that the Company's wholly-owned distributor in the U.K. ceased distribution of all non-AMX product lines in the current fiscal year to focus all sales efforts on AMX products. In addition, U.K. revenues for the nine months ended December 31, 2000 included shipments of approximately $0.9 million for two large non-recurring projects. The decline in revenues in Singapore reflects severe economic challenges in Singapore and certain other Asian markets. Revenue in all other international markets declined 4% from the same period of fiscal 2001. The decline in residential sales is related to the challenging economic environment, as well as from the increasing availability of competing residential products. During fiscal 2001, the Company lacked a focus on its traditional markets due both to the relocation of the Company's Salt Lake City operations to Dallas and the Company's attempt to enter the consumer broadband market. This lack of focus has negatively impacted the Company's market share in the current fiscal year. In order to strategically refocus the Company on its core business, the Company has recently added and reassigned a number of key senior management personnel, which include a new Vice-President of U.S. Sales, a Vice-President of Professional Services, a Vice-President of Corporate Development, a Vice-President of Marketing, and a Vice-President of International Sales.

     During the quarter ended September 30, 2001, the Company recorded one-time charges of approximately $8.2 million. These one-time charges included reserves for inventory obsolescence of $2.5 million, a charge of $0.7 million taken to write off certain assets, additional receivable related reserves of $0.5 million, a write off of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million. For additional information, see Notes 3 and 6 in the Notes to Consolidated Financial Statements.

     Excluding fiscal 2002 one-time charges, gross margins for the nine months ended December 31, 2001 were 49.9% compared to 51.7% for the comparable year-ago period. The deterioration of margins is primarily a result of incremental costs incurred related to the Company's manufacturing outsourcing program which was initiated in the first quarter of fiscal 2002. Under this program, the Company plans to outsource approximately 75% of its products to five key vendors. As of January 31, 2002, the program is approximately 60% complete. Completion of the program is expected during the first half of calendar 2002. The Company expects both margins and product availability to improve as the Company completes this sourcing strategy.

     Excluding fiscal 2002 one-time charges, selling and marketing expenses were $20.6 million or 31.1% of net sales for the nine months ended December 31, 2001 compared to $24.2 million or 33.9% of net sales in the comparable period of the prior year. This decrease is primarily related to savings achieved by the elimination of the Company's consumer broadband division, cost reduction initiatives implemented in the third quarter of fiscal 2002 including a workforce reduction, and a $0.3 million non-recurring benefit recorded in the third quarter of fiscal 2002 for amendments to existing employee benefit plans.

     Research and development expenses were $5.3 million or 8.0% of net sales for the nine months ended December 31, 2001 compared to $7.3 million or 10.3% of net sales in the comparable period of fiscal 2001. The decline in research and development expense is primarily related to savings generated from the elimination of the consumer broadband research and development activities and savings related to the consolidation of the research and development activities in Salt Lake City to Dallas.

     The Company recorded $0.6 million of restructuring charges during the nine months ended December 31, 2001. These restructuring charges resulted from a corporate realignment and the corresponding workforce reduction that was implemented in November 2001. In addition, restructuring reversals of approximately $140,000 were recorded in the nine months ended December 31, 2001. The Company continues to hold a lease on certain property in Salt Lake City that the Company has subleased to a third party. The Company is reversing the related leasehold cancellation reserve as such sublease income is received.

     Excluding fiscal 2002 one-time charges, general and administrative expenses were $5.5 million or 8.3% of net sales compared to $6.2 million or 8.7% of net sales for the same period of fiscal 2001. The decline in general and administrative expenses is related to charges incurred in the year ago period as a result of a customer that filed bankruptcy, as well as savings created by the elimination of the Company's Salt Lake City facilities which were closed in the third quarter of fiscal 2001.

     Interest expense for the period of $0.6 million or 0.9% of net sales was relatively unchanged compared to the same period of fiscal 2001. Excluding fiscal 2002 one-time charges, the Company recorded other income of $42,000 for the period compared to other expense of $0.2 million for the nine months ended December 31, 2000. This improvement is primarily a factor of a $247,000 loss incurred on the sale of furniture from the Company's previous facilities that was incurred in fiscal 2001.

     As a result of the aforementioned one-time charges and historical operating performance, the Company recorded a tax provision of approximately $4.2 million for the quarter ended September 30, 2001 in order to record a valuation allowance against its deferred tax assets. Although the Company anticipates future sustained profitability, generally accepted accounting principles require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets.

     Liquidity and Capital Resources

     In the nine months ended December 31, 2001, the Company used $0.7 million of cash in operations, including $1.7 million for growth in receivables, $1.4 million for inventory growth, and $2.8 million to reduce accounts payable. In the nine months ended December 31, 2000, the Company used $2.7 million of cash in operations, including receivables growth of $5.6 million and inventory growth of $4.2 million, offset by growth in accounts payable of $3.9 million. Days sales outstanding were 58 and 53 as of December 31, 2001 and 2000, respectively, while inventory turns were 3.4 and 3.0 for the same periods. The increase in days sales outstanding is due principally to a slow-down in collection efforts as a result of conversion and reporting issues related to the implementation of the Company's ERP system, as well as the downturn in overall economic conditions. Capital expenditures for the nine months ended December 31, 2001 were $2.4 million as compared to $5.5 million in the nine months ended December 31, 2000. This decline is primarily a result of high expenditures in fiscal 2001 related to the Company's ERP system and the Company's move into its current headquarters in Richardson, Texas in September 2000. Capital expenditures related to the Company's ERP implementation have decreased significantly following the "go-live" date in June 2001.

     The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. ("Bank One"). The line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is secured by receivables and inventory. At December 31, 2001, $8.4 million was outstanding under the revolving line of credit agreement and $3.8 million was available for future borrowings under the facility's borrowing base limits. This revolving line of credit expires on September 1, 2002. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004.

     The line of credit contains various restrictive and financial covenants. As of December 31, 2001, the Company was in violation of the quarterly financial operating covenants solely as a result of the one-time charges recorded during the quarter ended September 30, 2001. However, Bank One waived such non-compliance with these covenants for the December 31, 2001 reporting period as they did for the September 30, 2001 reporting period, and the Company expects that Bank One will continue to allow for exclusion of the one-time charges in future reporting periods. While the Company believes Bank One will waive non-compliance in future periods as a result of the one-time noncash charges recorded in the quarter ended September 30, 2001, no assurance can be given that a waiver will be obtained. Accordingly, the Company has classified the balance of the term note as a current liability due to cross-default provisions. Bank One and the Company had previously agreed to modified terms under the line of credit which included a reduction in the commitment from $14 million to $12.5 million and $11.5 million at December 31, 2001 and March 30, 2002, respectively. However, the Company and Bank One have subsequently agreed to continue the line of credit commitment at $12.5 million without the additional reduction to $11.5 million.

     The Company believes that cash flow from operations and the funding available under the modified revolving loan facility will be adequate to fund working capital and capital expenditure requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 2001 until December 31, 2001, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commision on June 29, 2001 (file no. 0-26924).

                                 AMX CORPORATION
                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 6.   Exhibits and Reports on Form 8-K

a.        Exhibits

          3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form S-8 filed March 11, 1996, File No. 333-2202).

          3.2 Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K, filed September 10, 1999, File No. 0-026924).

          3.3 Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form 10-Q filed November 14, 2001, File No. 0-026924).

          3.4 Amended and Restated Bylaws of AMX Corporation (incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q filed November 14, 2001, File No. 0-026924).

          +10.1 Amended and Restated Term Note (Corrected) dated as of September
                14, 2001.

          +10.2 Waiver and Sixth Amendment to Fourth Amended and Restated Loan
                Agreement and Related Promissory Notes


b.        Reports on Form 8-K

          Current Report on Form 8-K dated November 2, 2001, and filed on November 9, 2001, regarding the resignation of Scott Miller as Chairman, President, and CEO of the Company, and the appointment of Robert Carroll as Chairman, President, and CEO of the Company (Item
          5).

          Current Report on Form 8-K dated November 28, 2001, and filed on November 29, 2001, regarding the appointment of John E. Wilson and Thomas L. Harrison to the Company's Board of Directors, and regarding certain restructuring activities (Item 5).


--------
+ Filed herewith.

                                 AMX CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMX Corporation

Date:    February 14, 2002                By:      /s/ Jean M. Nelson
                                              --------------------------------
                                              Jean M. Nelson
                                              Vice President and Chief Financial
                                              Officer (Duly Authorized  Officer
                                              and Principal Financial Officer)