Form 10-K
period 2002-03-31
AMX CORP /TX/
filed 2002-06-28
CIK 944248

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002,

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE

   TRANSITION PERIOD FROM __________ TO __________.
                        Commission file number 0-26924

                               -----------------

                                AMX Corporation
            (Exact name of registrant as specified in its charter)

                       Texas                   75-1815822
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification no.)
                 incorporation or
                   organization)

               3000 Research Drive,               75082
                 Richardson, Texas
               (Address of principal           (Zip Code)
                executive offices)

Registrant's telephone number, including area code:         (469) 624-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
                                                            (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of May 31, 2002, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $25,520,000.

   The number of shares of the registrant's Common Stock outstanding as of May 31, 2002 was 11,087,049.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

================================================================================

                                    PART I

ITEM 1.  BUSINESS.

Overview

   AMX Corporation ("AMX", or the "Company"), which was incorporated in Texas in March 1982, is a leading developer and marketer of systems that control, as an integrated network, a variety of otherwise incompatible electronic devices. AMX simplifies the automation and integration of audio/video, environmental and communications technologies through a variety of intuitive user interfaces. The Company's systems are used in many different vertical markets such as Broadcasting, Education, Entertainment, Government, Healthcare, Home Theater, Hotels, Houses of Worship, Private Transportation, Network Operations Centers, Presentation Facilities, Retail, and Whole Home Automation. The Company's systems are able to accommodate evolving technologies, and currently provide centralized control for over 12,000 different electronic devices including but not limited to video components, audio components, teleconferencing devices, lighting equipment, educational media, environmental control systems, and security systems. The Company's control systems are compatible with the Internet, which allows the end users to communicate with their control systems, as well as send and receive commands, content or information from a remote location.

   Applications in the commercial market for the Company's integrated control systems include: use for presentations in corporate board rooms, business training centers, and distance learning classrooms; controls for hotels, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and educational facilities; and decision support centers for industrial applications. In the residential market, the Company's products enable individuals to create an integrated home automation system that can control audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

   The Company's system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers' representatives in areas not served by Company offices. The Company principally relies on approximately 1,000 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. In addition to maintaining offices in the United Kingdom, Canada, Mexico, China and Singapore, the Company relies on an international network of 18 exclusive distributors and over 200 dealers to serve its worldwide markets. Dealers and distributors can use the AMX design software to tailor the Company's control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

   The Company believes that the market for its products continues to grow and diversify due to the increasing functionality, greater affordability, and widespread use of a diverse array of electronic devices, particularly sophisticated audio, video, and presentation equipment. Many of these devices have separate control systems that are incompatible due to the absence of any one widely accepted control standard. This creates a need for an integrated control system such as those offered by the Company.

   The Company's strategy is to take advantage of the growth in the market for its products by bringing the power and flexibility of integrated control technology to a wide variety of settings. Elements of the Company's strategy include:

  .  Development of new software to simplify system programming;

  .  Emphasis on customer support and service;

  .  International distribution expansion;

  .  Flexible systems to accommodate emerging technologies;

  .  Commitment to dealer training; and

  .  Development of alliances with key electronic industry companies.

Market and Industry Overview

   One of the first widespread uses of wireless remote control technology was the garage door opener. From this particular application, a number of companies developed technologies for the wireless operation of slide projectors. In the last two decades, there has been tremendous growth in the number of electronic and other programmable devices used in commercial and residential applications, particularly in telecommunications and audio-visual equipment. This growth has been fueled by increased affordability and performance of the equipment. The number and variety of such systems, and the lack of a standardized operating control, has created a demand for integrated control systems in the commercial and residential markets. The Company's integrated control systems are used in many different vertical markets such as Broadcasting, Education, Entertainment, Government, Healthcare, Home Theater, Hotels, Houses of Worship, Private Transportation, Network Operations Centers, Presentation Facilities, Retail, and Whole Home Automation. In the commercial market, the use of networked control systems in meeting, conference, and training applications is growing rapidly. There are millions of conference rooms, distance learning classrooms and similar facilities worldwide, and such facilities are increasingly designed to support networking technologies with an emphasis on consistent design, functionality and serviceability. The market for integrated control systems in the residential sector is also expected to grow rapidly. Increasingly, new homes are constructed with the infrastructure required to support fully integrated living in the home environment, taking the concept of the connected home beyond the traditional personal computer application.

   In addition to active marketing and educational efforts by manufacturers, the industry is supported by several trade associations, most notably ICIA (International Communications Industries Association), CEDIA (Custom Electronic Design and Installation Association), NAB (National Association of Broadcasters), NSCA (National Systems Contractor Association), CEA (Consumer Electronics Association), CABA (Continental Automated Building Association), and AIA (American Institute of Architects). The key associations hold trade shows, provide training programs, and actively develop their respective markets within the industry.

   The Company's products are currently used most commonly in the following markets and applications:

  Commercial

   Corporate. In the corporate setting, the Company's systems are used in board rooms, conference and meeting rooms, convention centers, auditoriums, training centers, and teleconferencing facilities. Typical applications include integrated control of a wide variety of audio and visual presentation equipment, such as video projectors, VCRs, DVD players, computers, sound systems, lighting and temperature controls, and window coverings. An increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated control systems. The Company believes that it is one of the largest providers of integrated control systems to this market and that this market represents a significant opportunity for its products. AMX control systems are used in the facilities of many of the Fortune 100 companies, including AT&T, Coca Cola, EDS, Exxon Mobil, Intel, J.P. Morgan Chase, Lucent Technologies, Microsoft, Motorola and Proctor & Gamble.

   Sports. The Company's systems are currently being used in stadiums and other sports facilities across the United States, including Pepsi Center, BankOne Ballpark, Camden Yards, The Ballpark in Arlington, the Georgia Dome, Washington Wizards Stadium, Cleveland Browns Stadium, the United Center in Chicago, and MCI Center. Applications typically include controlling audio and video systems, switchers and routers, and surveillance cameras.

   Entertainment. The Company's systems are used in various museums and amusement parks across the United States, including Disney World, EPCOT Center, Sea World, Virginia Air and Space Museum, JFK Museum, Universal Studios, Busch Gardens, and the Rock and Roll Hall of Fame. Applications typically include controlling audio and visual systems as well as a variety of other equipment used for exhibits and special effects.

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

   Education. In this market, the Company provides audio-visual and multimedia controls for lecture halls, auditoriums and classrooms. The Company's systems can be found around the world in such schools as the Harvard School of Public Health, the Singapore American School, the University of Notre Dame, the University of Texas at Dallas, the Dallas Independent School District, the Edina School District of Minnesota located in the Minneapolis metropolitan area, and New York City Public Schools.

  Residential

   The residential market remains a very fragmented marketplace with numerous providers and a wide range of products and services. AMX control systems can be found in Home Theater, Whole Home Automation, and Private Transportation applications. The Company's products enable individuals to create an integrated home automation system which can control such items as home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and various other home electronic equipment. The Company has developed standardized control products designed to increase its penetration of the residential market. The Company believes that the opportunities in the residential market will continue to expand as fully integrated automation systems become more widely accepted as an essential component of the connected home.

Business Strategy

   The Company's strategy is to take advantage of the growth in the markets for its main products by bringing the power and flexibility of integrated control technology to a wide variety of settings. Elements of the Company's strategy include:

   Development of new software to simplify system programming. The Company believes that enhanced software investment can increase system sales by simplifying programming requirements for its dealers. For example, the Company is constantly developing and improving software tools that enable dealers to more easily program the Company's systems by employing graphical user interfaces. The Company believes that these enhancements can provide its dealers with simplified customization techniques that will reduce programming time and thus enhance sales of the Company's products.

   Emphasis on customer support and service. The Company believes that the support, service and training it provides to its customers are key competitive advantages. The Company provides technical support, on-site repair and support as needed, and on-line software support to its dealers and end users. The Company's customer support and service originates from its headquarters in Richardson, Texas. However, in order to provide quality and timely customer support, the Company has also established offices in Philadelphia, Costa Mesa, Tampa, Denver, Toronto, York (U.K.), Mexico City, Shanghai, Brussels and Singapore.

   International distribution expansion. The Company believes that the international market presents a significant opportunity for the Company, and continues to expand its distribution presence overseas to take advantage of this opportunity. The Company currently markets its products outside the United States through a network of 18 international distributors with exclusive rights to sell AMX products. In addition, the Company maintains offices in the United Kingdom, Singapore, Canada, Mexico, Belgium, and China.

   Flexible systems to accommodate emerging technologies. The Company believes that an important competitive advantage is the flexible, modular design of its systems, which are expandable and which can accommodate a wide variety of control formats. This design maximizes the ability of the Company's products to accommodate new technologies in electronic devices as they are developed. NetLinx, the Company's latest product platform, represents a significant enhancement increasing both speed and functionality. NetLinx is compatible with the Company's existing Axcess and Landmark systems and expands their functionality by allowing them to utilize Internet Control System Protocol. The Company believes that a single platform system such as NetLinx that can accommodate the constant changes in system design and technology is essential relative to the demands of the industry.

   Commitment to dealer training. The Company has its primary training facility at its headquarters in Richardson, Texas, where dealers and distributors are provided training to program, install, and service the Company's systems. The Company also provides training at its other regional and international locations to accommodate clusters of its dealers, thereby reducing the dealer's cost of travel. The Company believes that its commitment to dealer training has resulted in a growing, increasingly well-trained group of dealers who are serving a range of discrete vertical markets. The Company recently introduced its AMX Certified Expert program, or "ACE" program. The ACE program allows individuals to attain AMX certifications in system design, installation, and programming. Once all three certifications have been achieved, the individual becomes a Certified Expert or an "ACE". In addition, the Company reviews the capabilities and performance of all its dealers on a semi-annual basis. Dealer training is a critical process because the Company's dealers have the relationship with the end user, and a well-trained and monitored dealer network will provide a quality installation that will result in a greater level of customer satisfaction. The success of the dealer network has allowed the Company to minimize the need to service end users.

   Development of alliances with key electronic industry companies. In an effort to develop and maintain proactive, strategic business relationships with key manufacturers of electronic equipment, AMX has developed the Inconcert Program. This continuously growing alliance of companies provides a consistent, proven programming standard for seamless, fully integrated, one-touch control automation. This alliance allows AMX and other manufacturers to work in harmony together. The Company's systems simplify the automation and integration of audio/video, environmental and communications technologies through intuitive user interfaces, and are engineered to communicate with any electronic equipment. The Inconcert Program is a platform for other manufacturers to provide the protocols for their latest equipment, to ensure seamless interoperability of their products within the AMX control system. Inconcert gives designers, programmers, installers and end users the reassurance that AMX control will work with the latest product offerings from other manufacturers. From the initial specification through completion, AMX technology and Inconcert Alliance equipment communicate together to bring convenience, productivity and security to any commercial or residential environment.

Product Components

   The Company's current systems and products are offered in a variety of configurations designed to meet the changing needs of individual end users. A typical AMX integrated system consists of a touch panel or other type of user interface such as a keypad, a central controller, communication and integration software, and a series of controlled devices, such as audio visual systems, computers, lights, HVAC, security systems, and window treatments. Prices for a complete system vary substantially depending upon the configuration of the system. The components of a typical AMX system are further described as follows:

   User Interfaces are the user's "window" to the system. AMX user interfaces come in a variety of shapes and sizes to match any system requirement, including small hand-held wireless remotes, wall mounted keypads, and color touch panels that can interactively guide the user through an application.

   Central Controllers are components that perform the direct "handshake" to the various components of a user's system, such as audio-visual systems, computers, lights, security systems, and window treatments. The controllers tie together a variety of often dissimilar parts into a unified control network.

   Communications and Integration Software runs inside the system, acting as the central "brain" between the user and the system components, providing the handshake logic and customized functionality for an installation.

   Controlled Devices represent a vast array of otherwise non-compatible electronic and mechanical appliances that the user wishes to operate from a centralized location. The Company's systems can be programmed to operate a vast array of such devices, primarily in three basic segments: communications devices, such as telephones, intercomm systems, and computers; environmental devices, such as lights, thermostats, security systems, and window treatments; and audio-visual devices, such as televisions, VCRs, DVDs, cameras and satellite systems.

Customer Support and Service

   The Company believes that the support and service it provides to its customers are key competitive advantages and, as part of its strategy, will continue to focus on the development of such support and service. Examples of the services the Company provides to domestic and international customers are:

  .  Tiered levels of support based on the size of the customer;

  .  Centralized and regional technical support;

  .  On-site technical support;

  .  Centralized and regional training;

  .  System design services;

  .  Custom programming services; and

  .  Warranty and non-warranty product repair.

   The Company's goal is to continue to reduce the costs associated with customer support and service, improving the quality of such support and service and making it easier for customers to do business with AMX.

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

  Domestic Markets

   The Company has established relationships with approximately 1,000 of the leading audio-visual system integrators in the United States. The Company believes that utilizing the sales force of dealers that are already selling audio-visual systems integration services to potential purchasers of electronic presentation equipment is the most effective way to reach a broad range of customers. The Company believes that the inclusion of an AMX system in the package of electronic equipment sold to end users enhances the profitability of the dealer's systems sales. The Company's agreements with its dealers involve non-exclusive arrangements that may be canceled by either party at will and contain no minimum purchase requirements on the part of the dealers. Domestic sales represented approximately $62.6 million, $65.7 million, and $57.3 million, or 71%, 70%, and 73% of the Company's total sales during the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

  International Markets

   Outside the United States, independent distributors with exclusive distribution rights market the Company's custom products. The Company's agreements with its distributors grant exclusive distribution rights as to a specific geographic area. Sales outside of the United States, consisting of products sold primarily in Europe, Canada, Mexico, Asia, and Australia, represented approximately $25.0 million, $28.3 million, and $20.9 million, or 29%, 30%, and 27% of the Company's total sales during the fiscal years ended March 31, 2002, 2001, and 2000, respectively. See Note 11 in the audited financial statements for additional information.

Technology

   AMX product offerings use a unique combination of hardware and proprietary software, while incorporating the Company's extensive experience of working with over 12,000 control codes used in a wide range of electronic components. The Company believes that its products deliver the most comprehensive functionality in the marketplace while retaining exceptional ease-of-use.

   The Company's products include a wide variety of user interface devices designed to facilitate simple and intuitive operation of controlled devices. These user interface devices include tabletop touch panels, wireless touch panels, and wall mounted keypads in a variety of different designs that utilize bright screens, colorful icons and smart menus for effortless and versatile navigation.

   The Company offers three categories of control hardware used to control a wide range of electronic components: Axcess Systems used in the commercial and residential marketplaces; Landmark Systems used in the residential marketplace; and NetLinx Systems around which existing and future hardware will be unified. The development of the NetLinx product architecture was completed in fiscal 2000. NetLinx represents a significant enhancement increasing both speed and functionality. NetLinx is compatible with the Company's Axcess and Landmark systems and expands their functionality by allowing them to utilize Internet Control System Protocol, which is the protocol that unifies the three systems, and is capable of running over any network topology including TCP/IP. The Company believes that a single platform system such as NetLinx that can accommodate changes in system design and technology is essential relative to the demands of the industry.

   The Company provides design software, which can be used by dealers of the Company's products to layout system architecture, provide control logic for the system, and create application designs for user interfaces. The Company is constantly developing and improving these software tools to enable dealers to more easily program the Company's systems by employing graphical user interfaces. The Company believes that these enhancements can provide its dealers with simplified customization techniques that will reduce programming time and thus enhance sales of the Company's products.

   In order to extend the life of the Company's installed hardware systems and to increase the utility and desirability of current and future generations of products, the Company developed Internet server products, including WebLinx. WebLinx is a network server application and Hyper Text Transport Protocol Common Gateway Interface application that provides remote hardware administration and custom web browser programming interfaces to the Company's new and previously installed hardware systems. WebLinx permits a user to securely access the installed AMX system remotely through the Internet and control the connected devices as if the user were operating such devices locally.

Research and Development

   The timely development and introduction of new products and services is essential to maintaining the Company's competitive position. Accordingly, the Company is continually involved in the development, enhancement and expansion of hardware and operating software capabilities. The Company intends to expand its research and development efforts in its core product offerings in order to significantly enhance existing product lines and develop new products. Current areas of focus in the Company's research and development efforts include:

  . Continued refinement the NetLinx architecture, and improvements to software design tools which will allow for simplified programming and thus enable additional users of the Company's more traditional platforms to migrate to the newer NetLinx platform;

  .  Development of next generation touch panel interface devices; and

  . Development of strategic partnerships that leverage the benefits of existing technologies.

   Research and development expenses were approximately $6,854,000, $9,720,000, and $7,544,000 in the fiscal years ended March 31, 2002, 2001 and 2000, which represented 7.8%, 10.3%, and 9.6% of net sales in those periods, respectively. The Company discontinued research and development related to the consumer broadband strategy in March 2001. Excluding research and development expenditures for the consumer broadband strategy, research and development expenses for the years ended March 31, 2001 and 2000 were $8,413,000 and $6,493,000, respectively.

Manufacturing

   The Company's primary manufacturing strategy is to contract with a small number of ISO Certified manufacturers, located both domestically and in the Pacific Rim, in order to take advantage of the manufacturing expertise and efficiencies these vendors offer. This outsourcing extends from prototyping to volume manufacturing, and includes activities such as material procurement, final assembly, test, and quality control. The Company intends to procure over 90% of its products through this outsourcing strategy. This plan is more than 75% complete, and is expected to be fully completed by the end of calendar 2002. This manufacturing strategy will allow the Company to:

  .  provide consistent product quality;

  .  improve product availability and lead time;

  .  realize economies of scale in manufacturing;

  .  conserve the working capital required to fund inventory;

  .  adjust manufacturing volumes quickly to meet changes in demand;

  .  provide access to other product sources; and

  .  minimize capital expenditures.

   The principal components of AMX products are printed circuit boards, electronic components (including microprocessors), displays and metal or plastic housings. Substantially all of the Company's products are currently purchased, or will soon be purchased, as finished products from turnkey vendors. The Company generally does not have long-term agreements with its suppliers.

Backlog

   The Company generally ships standard products promptly following receipt of an order. The Company's backlog of orders for standard products has generally been less than 45 days at any given time. While OEM and other large customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. As a result, the Company does not consider its backlog to be a meaningful indicator of future sales.

Competition

   The Company's principal direct competitor in custom residential control systems and custom commercial control systems is Crestron. Crestron is a privately owned manufacturer of control systems for commercial and residential applications. The residential market is currently extremely diverse in its product functionality, and as a result there are a variety of manufacturers that supply products to the residential market. The commercial market also has several companies that compete in particular sectors of the Company's business, but with the exception of Crestron, no other company competes in all of them. The Company assumes that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to those produced by the Company and that such companies may enter one or more of the Company's markets at any time.

Intellectual Property

   The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its intellectual property rights. Despite efforts to protect these intellectual property rights, unauthorized parties may misappropriate or infringe on the Company's patents, trade secrets, copyrights, trademarks, service marks and similar intellectual property rights. The Company currently has 16 pending United States patent applications and 4 pending international patent applications. Even if the Company obtains such patents, the fact that the patent rights are valuable, create a competitive barrier, or will be free from infringement is not guaranteed. The Company faces additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies the Company has developed, which could substantially limit the value of its intellectual property.

Government Regulation

   The Company's domestic business operations are subject to certain federal, state, and local laws and regulations relating to radio frequency electromagnetic emissions generated by its products. Certain of its products must comply with Federal Communications Commission regulations before the products may be marketed in the United States. There can be no assurance that the Company's products will comply with such regulations or that Federal Communications Commission regulations will remain constant with respect to the Company's current or future products. Failure to comply with Federal Communications Commission regulations for products under development or a change in existing regulations by the Federal Communications Commission that would make products non-compliant could have a material adverse effect on the Company's results of operations. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict its ability to comply with, or the ultimate cost of compliance with, such requirements.

   European Community regulations relating to electromagnetic emissions and immunity testing became effective January 1, 1996. Failure to receive EC approval on new products may limit or eliminate the Company's ability to sell new products in EC member countries and would have an adverse effect on the results of operations.

Employees

   As of March 31, 2002, the Company employed 408 people of which 54 are located outside the United States in various international offices. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

   The Company occupies buildings that contain approximately 171,000 square feet of floor space. All of this space is leased under agreements that expire at various dates. The Company's headquarters in Richardson, Texas are leased through August 2010. The principal facilities are located as follows:

                              Approximate
   Location                   Square Feet Description
   --------                   ----------- -----------
   Richardson, Texas            130,000   Offices, engineering, research and
                                          development, and production
   Costa Mesa, California         4,000   Offices
   Philadelphia, Pennsylvania    13,000   Offices
   Tampa, Florida                 2,000   Offices
   Denver, Colorado               1,000   Offices
   York, England                  9,000   Offices, engineering, and warehouse
   Mexico City, Mexico            2,000   Offices
   Belgium                        2,000   Offices
   Singapore                      8,000   Offices and warehouse

   All facilities are suitable for the Company's business. Each facility is fully utilized, with the exception of the headquarters location in Richardson, which contains approximately 14,000 square feet of additional floorspace which is available for future expansion. All furniture and equipment owned and leased by the Company is well maintained and suitable for its operations.

   The Company considers its current facilities adequate and believes that suitable additional space will be available, as needed, to accommodate further physical expansion of its corporate operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Stock Prices

   In November 1995, the Company's common stock, par value $0.01 per share (the "Common Stock"), was admitted for trading on the Nasdaq National Market under the symbol "AMXX." In September 1999, the symbol was changed to "PNJA" in connection with the Company's name change from AMX Corporation to Panja Inc. Effective June 11, 2001, the Company once again began doing business as AMX Corporation. Following approval by the Company's shareholders at its annual meeting on August 22, 2001, the Company officially changed its corporate name back to AMX Corporation, and its Nasdaq ticker symbol changed from "PNJA" to "AMXC".

   The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 2001 and 2002.

                          Fiscal 2001     High   Low
                          -----------    ------ ------
                          First Quarter. $22.13 $10.13
                          Second Quarter  13.44   7.44
                          Third Quarter.   9.63   3.06
                          Fourth Quarter   6.16   2.75

                          Fiscal 2002
                          -----------
                          First Quarter.  $4.88  $2.50
                          Second Quarter   4.00   2.70
                          Third Quarter.   3.07   1.96
                          Fourth Quarter   3.50   2.35

   As of May 31, 2002, there were approximately 5,400 beneficial holders of the Common Stock.

Dividend Policy

   The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future in order to retain all available earnings generated by operations for the development and growth of the business. In addition, under the terms of the debt agreements, the Company may not pay dividends without the prior consent of the lending bank. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

   None

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                   (in thousands, except per share amounts)

                                                                  Fiscal Years Ended March 31,
                                                           ------------------------------------------
                                                           2002 (2) 2001 (2)   2000    1999     1998
                                                           -------- -------- -------  ------- -------
Income Statement Data:
Commercial system sales................................... $72,995  $72,520  $59,274  $54,387 $48,116
Residential system sales..................................  14,612   21,460   18,921   14,886  10,649
                                                           -------  -------  -------  ------- -------
Net sales.................................................  87,607   93,980   78,195   69,273  58,765
Cost of sales.............................................  46,262   49,280   37,277   32,562  26,401
                                                           -------  -------  -------  ------- -------
Gross profit..............................................  41,345   44,700   40,918   36,711  32,364
Selling and marketing expenses............................  27,792   33,035   30,061   21,823  18,929
Research and development..................................   6,854    9,720    7,544    5,368   4,724
General and administrative expenses.......................   8,515    8,731    6,637    5,206   5,092
Restructuring costs (1)...................................     298      675    2,961       --      --
Costs associated with acquisition of minority interest and
  merger of subsidiary....................................      --       --       --       --   1,694
                                                           -------  -------  -------  ------- -------
Operating income (loss)...................................  (2,114)  (7,461)  (6,285)   4,314   1,925
Interest expense..........................................     727    1,090      547      340     194
Other income (expense), net...............................     (96)    (168)      64       55     159
                                                           -------  -------  -------  ------- -------
Income (loss) before income taxes.........................  (2,937)  (8,719)  (6,768)   4,029   1,890
Income tax provision (benefit)............................   2,347     (494)  (2,643)   1,266   1,087
                                                           -------  -------  -------  ------- -------
Net income (loss)......................................... $(5,284) $(8,225) $(4,125) $ 2,763 $   803
                                                           =======  =======  =======  ======= -------
Preferred stock dividends, including accretion and
  redemption..............................................                                       (177)
                                                                                              -------
Net income (loss) applicable to common shareholders.......                                    $   626
                                                                                              =======
Earnings (loss) per common share--basic................... $ (0.48) $ (0.87) $ (0.47) $  0.33 $  0.08
                                                           =======  =======  =======  ======= =======
Earnings (loss) per common share--diluted................. $ (0.48) $ (0.87) $ (0.47) $  0.31 $  0.07
                                                           =======  =======  =======  ======= =======
Shares used for basic earnings (loss) per share...........  11,006    9,486    8,734    8,386   8,014
                                                           =======  =======  =======  ======= =======
Shares used for diluted earnings (loss) per share.........  11,006    9,486    8,734    8,988   8,445
                                                           =======  =======  =======  ======= =======

                                                                        At March 31,
                                                           ---------------------------------------
                                                            2002    2001    2000    1999    1998
                                                           ------- ------- ------- ------- -------
Balance Sheet Data:
Working capital........................................... $ 8,154 $ 8,895 $14,981 $15,352 $10,420
Total assets..............................................  38,014  46,162  37,126  31,509  26,328
Long-term debt; including current portion, line of credit,
  and notes payable.......................................   9,634   8,568   3,994   5,593   2,449
Shareholders' equity......................................  15,789  20,398  22,958  18,535  14,864

--------
(1)The charge for the fiscal year ended March 31, 2002 represents restructuring costs recorded for a company-wide severance action in November 2001, offset by reversals of restructuring actions taken for the fiscal year ended March 31, 2000. The charge for the fiscal year ended March 31, 2001 represents restructuring costs recorded for the shutdown of the Consumer Broadband Division and severance actions taken in the fourth quarter, offset by reversals of restructuring actions taken for the fiscal year ended March 31, 2000. The charge for the fiscal year ended March 31, 2000 represents restructuring costs recorded for the shutdown of operations in Salt Lake City and disposal of the Synergy division. See Note 9 in the audited financial statements for further information.
(2)See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other one-time charges recorded in fiscal 2002 and 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2002 Annual Report to Shareholders.

   Certain information included herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: the Company's strategic alliances; the ability to develop distribution channels for new products; dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether the Company's systems and equipment or those of its customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of the Company's key customers and suppliers; the complexity of new products; ongoing research and development; reliance on third party manufacturers; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; the ability to protect intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of the Company's products and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

Critical Accounting Policies and Estimates

   AMX's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results could differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

  Revenue Recognition

   Revenue is recognized upon shipment of the product and transfer of title to the customer. A provision is made for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

  Credit Risk

   The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains estimated allowances for possible credit losses.

  Inventories

   Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management uses estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved depending on the type of product, the length of time the product has been included in inventory, or other relevant factors.

  Income Taxes

   The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. An increase or decrease in the estimated valuation allowance recorded against the Company's deferred tax asset would increase or decrease net income in the period such determination was made.

  Restructuring

   The Company records restructuring charge liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3. In some circumstances, the restructuring liabilities recorded require management to make certain estimates. Although no significant changes in estimates are anticipated, actual costs may differ from these estimates.

Company History, Restructuring and One-Time Charges

   AMX Corporation was formed in March 1982 and began designing, manufacturing and marketing integrated control systems. The Company's control systems enabled the user to automate and integrate a variety of electronic technologies. These systems were marketed into the commercial market through third-party dealers specializing in the Company's products. These same systems were also installed in upscale residential homes. In the late 1980s, the Company began to distribute its products to international markets. In 1993, in order to further enhance the distribution of its products in Europe, the Company purchased a company in the United Kingdom named AXCESS Technology Ltd. to serve the European market. Subsequently in 1995, the Company established a distribution subsidiary in Singapore to serve markets in Asia and the Pacific Rim.

   As the demand for home installations grew, the Company decided to develop a complete home automation system that provided a more affordable option to the end user than those sold in its commercial settings. As a result, in 1995 the Company formed a subsidiary in Salt Lake City named PHAST (Practical Home Automation Systems Technology) and began the development of a specialized home automation system. This home automation system became known as Landmark and began shipping in 1997.

   Ultimately, the Company broadened its product offerings to three principal platforms: Axcess Systems, the Company's initial product offerings used in the commercial and residential marketplaces; Landmark Systems, developed by PHAST and used in the residential marketplace; and NetLinx Systems, developed by the Company to enhance the networking and Internet capabilities of the Company's products. The NetLinx system was developed to be a base system around which existing and future hardware will be unified and will be the primary focus of future development efforts.

   In mid-1999, the Company established the Consumer Broadband Division and began investing in the development of Internet appliance products designed specifically for residential use, and began developing a retail distribution strategy for such products. In conjunction with the expanded product offerings and the new retail distribution strategy, the Company changed its name to Panja Inc.

   During the third quarter of fiscal 2000, the Company announced plans to relocate its operations in Salt Lake City to its corporate headquarters in Dallas in order to reduce costs and centralize its operations. The move was completed during the third quarter of fiscal 2001 and impacted approximately 94 employees. During the third quarter of fiscal 2000, the Company also announced its intention to dispose of its Synergy division that had served certain of the Company's educational markets. Approximately 26 employees were terminated by this action. The Company recorded approximately $3.3 million of restructuring expense in the fiscal year ended March 31, 2000 as a result of this action, of which $3.0 million was related to severance and other disposal costs and was recorded in restructuring, and $0.3 million was recorded in cost of sales for a write-down of Synergy inventory.

   Throughout fiscal 2000 and during the first half of fiscal 2001, the Company invested significant resources on development and marketing efforts related to the consumer broadband strategy. The Company introduced two Internet appliance products during this timeframe: the Panja 1000 and the BMP-100. These efforts consumed a significant amount of the Company's cash resources. During this same period, the Company also spent considerable resources on two additional projects: 1) the implementation of a new enterprise resource planning system, and 2) the move into the new headquarter facilities in Richardson, Texas. Certain aspects of the Internet revolution ultimately began to lose momentum and the Company struggled to implement its new consumer broadband strategy. At the same time, the Company began to see an erosion of the sales growth of its core product offerings because marketing and development efforts in fiscal 2000 and 2001 had been diverted to focus on the broadband strategy.

   As a result of these developments, the Board of Directors and the Company's then president, chief executive officer, and chairman decided on a corporate-wide restructuring plan in the fourth quarter of fiscal 2001 which included the decision to discontinue the Consumer Broadband Division and its retail distribution strategy. In conjunction with the Company's return to its core business strategy, and as a result of customer feedback, the Company returned to doing business as AMX Corporation and formally changed its name at the 2001 shareholder meeting.

   As a result of the restructuring and other business and economic trends in the fourth quarter of fiscal 2001, the Company recorded one-time charges of approximately $5.2 million. These one-time charges included restructuring charges of $1.2 million which consisted of employee severance reserves of $0.9 million, and $0.3 million recorded to write-off miscellaneous assets and to reserve non-cancellable commitments of the Consumer Broadband Division. The severance charge was taken as a result of a reduction in the Company's workforce. This reduction consisted of 44 employees from across the Company, but primarily included personnel working in the Company's Consumer Broadband Division and information systems department. The other one-time charges included inventory reserves of $2.9 million, receivable reserves of $0.6 million, and reserves against other assets of $0.5 million. Of the inventory reserves recorded, approximately $0.7 million related to the disposal of all consumer broadband inventory. The remaining inventory reserves were recorded as a result of: 1) faster than anticipated demand for new products which reduced forecasted demand for older products; 2) a change in the Company's sourcing strategy from make to buy, which reduced the Company's requirements for certain raw material component parts; and 3) an overall increase in inventory levels due to difficulties with materials requirement planning which in part prompted the implementation of the JD Edwards ERP system. The receivable reserves of $0.6 million related to the write-off of certain uncollectible accounts related to the consumer broadband strategy and allowances for forecasted returns. The charge against other assets primarily related to reserves taken against amounts due from non-customers which were deemed uncollectible. As a result of these charges, the Company also recorded a valuation allowance of approximately $2.5 million against its deferred tax assets.

   This restructuring also included the recruitment of new management in most key functional areas. This new management team continued to improve the Company's infrastructure and reposition the Company for the future based on current market and business trends. As a result, the Company recorded additional one-time charges of approximately $8.2 million during the second quarter of fiscal 2002. These one-time charges included reserves for inventory obsolescence of $2.5 million, a charge of $0.7 million taken to write-off certain assets, additional receivable related reserves of $0.5 million, a write-off of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million. The inventory charge was recorded due to several factors, including an adjustment to the revenue forecast based on existing trends in the market and economy in September 2001, continued adjustments to demand of older product lines resulting from faster than anticipated demand for new product offerings, continued adjustments to usage requirements for certain raw materials as the Company's sourcing strategy progressed, and implementation issues with the Company's ERP software which resulted in purchases of the wrong mix or quantities of certain products during the second quarter of fiscal 2002. The $0.7 million charge was taken to write off older product demonstration equipment as a result of increasing demand for the Company's next generation product offerings. The additional receivable reserves of $0.5 million were recorded due to deteriorating general economic conditions and resulting collectibility concerns. The $0.3 million charge to write-off intangibles was primarily a factor of expensing certain patent related expenses as the related patent applications were abandoned during the quarter, and the write-off of goodwill related to the Company's residential product line, which had experienced a decline in revenue over prior year levels. As a result of the aforementioned charges and historical operating performance, the Company recorded a tax provision of approximately $4.2 million during the quarter ended September 30, 2001 in order to record a valuation allowance against its remaining deferred tax assets. Although the Company anticipates future sustained profitability, accounting principles generally accepted in the United States require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets. Subsequently, the Company announced further realignments to its corporate structure resulting in the elimination of 66 Dallas-based positions, and recorded a severance related restructuring charge of $0.6 million during the quarter ended December 31, 2001.

   In the fourth quarter of fiscal 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, under which the period allowed for carrying back net operating losses from certain tax years was extended from two to five years. As a result, the Company recorded a tax benefit of $2.0 million during the fourth quarter of fiscal 2002 due to the immediate realization of deferred tax assets for which a valuation allowance had been recorded during the quarter ended September 30, 2001.

   The Company's new management team has implemented strict cost control and inventory management measures, and has initiated several short-term marketing and sales initiatives. In fiscal 2003, the Company intends to significantly expand research and development efforts in its core product groups. The Company believes these expanded research and development efforts, combined with continued cost controls and inventory management efforts, will enable the Company to drive long-term value and sales growth and take advantage of the vast potential of the integrated control industry.

Results of Operations

   The following table contains the Company's consolidated statements of operations for each of the three years in the period ended March 31, 2002, both as reported and pro-forma results excluding the aforementioned restructuring and one-time charges (in thousands):

                                        Excluding one-time
                                    and restructuring charges             As reported
                                    Fiscal Year Ended March 31 (a) Fiscal Year Ended March 31
                                    -----------------------------  -------------------------
                                    2002 (b)   2001 (c)  2000 (d)    2002     2001     2000
                                    --------   --------  --------  -------  -------  -------
Commercial sales................... $72,995    $72,520   $59,274   $72,995  $72,520  $59,274
Residential sales..................  14,612     22,104    18,921    14,612   21,460   18,921
                                    -------    -------   -------   -------  -------  -------
   Net sales.......................  87,607     94,624    78,195    87,607   93,980   78,195
Cost of sales......................  43,885     46,405    36,959    46,262   49,280   37,277
                                    -------    -------   -------   -------  -------  -------
Gross profit.......................  43,722     48,219    41,236    41,345   44,700   40,918
                                    -------    -------   -------   -------  -------  -------
Selling and marketing expenses.....  26,923     32,873    30,061    27,792   33,035   30,061
Research and development expenses..   6,854      9,720     7,544     6,854    9,720    7,544
Restructuring costs................      --         --        --       298      675    2,961
General and administrative expenses   7,923      8,431     6,637     8,515    8,731    6,637
                                    -------    -------   -------   -------  -------  -------
Total operating expenses...........  41,700     51,024    44,242    43,459   52,161   47,203
                                    -------    -------   -------   -------  -------  -------
Operating income (loss)............   2,022     (2,805)   (3,006)   (2,114)  (7,461)  (6,285)
Interest expense...................     727      1,090       547       727    1,090      547
Other income (expense), net........      38       (168)       64       (96)    (168)      64
                                    -------    -------   -------   -------  -------  -------
Income (loss) before income taxes..   1,333     (4,063)   (3,489)   (2,937)  (8,719)  (6,768)
Income tax expense (benefit).......     176       (494)   (2,643)    2,347     (494)  (2,643)
                                    -------    -------   -------   -------  -------  -------
Net income (loss).................. $ 1,157    $(3,569)  $  (846)  $(5,284) $(8,225) $(4,125)
                                    =======    =======   =======   =======  =======  =======

--------
(a)Pro-forma results for fiscal years ended March 31, 2002, 2001 and 2000 exclude restructuring charges and restructuring reversals.
(b)Pro-forma results for the fiscal year ended March 31, 2002 exclude $6.2 million of one-time charges and benefits which include inventory reserves of $3.2 million; accounts receivable and other receivable reserves of $0.5 million; the write-off of miscellaneous intangibles of $0.3 million; and a valuation allowance against deferred tax assets of $2.2 million which is net of a one-time tax benefit of $2.0 million recorded in March 2002. These one-time charges and benefits were recorded in the following financial statement line items: Cost of sales, $2.4 million; Selling and marketing expenses, $0.9 million; General and administrative expenses, $0.6 million; Other expense, $0.1 million; and Income tax expense, $2.2 million.
(c)Pro-forma results for the fiscal year ended March 31, 2001 exclude one-time charges of $4.0 million which included inventory related reserves of $2.9 million; receivable related reserves of $0.6 million; reserves against other assets of $0.3 million; and charges for non-cancelable commitments of $0.1 million. These charges were recorded in the following financial statement line items: Revenue, $0.6 million; Cost of sales, $2.9 million; Selling and marketing expenses, $0.2 million; and General and administrative expenses, $0.3 million.
(d)Pro-forma results for the fiscal year ended March 31, 2000 excludes $0.3 million of one-time charges to write-down Synergy inventory. This charge was recorded in cost of sales.

THE FOLLOWING DISCUSSIONS OF FISCAL 2002 RESULTS COMPARED TO FISCAL 2001 AND FISCAL 2001 RESULTS COMPARED TO FISCAL 2000 ARE PRESENTED ON A PRO-FORMA BASIS EXCLUDING THE ONE TIME AND RESTRUCTURING CHARGES NOTED ABOVE.

Fiscal 2002 Results Compared to Fiscal 2001

   The Company recorded sales during the fiscal years ended March 31, 2002 and 2001 as follows:

            Market            March 31, 2002 March 31, 2001 Change
            ------            -------------- -------------- ------
            Commercial:
               Domestic......  $48,021,332    $44,246,328     8.5%
               International.   24,974,024     28,273,719   (11.7)%
                               -----------    -----------   -----
            Total Commercial.   72,995,356     72,520,047     0.7%
                               -----------    -----------   -----
            Residential......   14,611,855     22,103,634   (33.9)%
                               -----------    -----------   -----
            Total Sales......  $87,607,211    $94,623,681    (7.4)%
                               ===========    ===========   =====

   Domestic commercial revenue growth reflects continued support for the Company's Netlinx product offering in the commercial market, although this growth rate has slowed somewhat from fiscal 2001. The Company believes the decrease in the domestic commercial growth rate from the previous fiscal year is due to the residual impact of the Company's focus in prior years on its now discontinued consumer broadband strategy, and the general economic downturn. Revenue of the Company's subsidiaries in the U.K. and Singapore declined 29% and 21%, respectively, versus fiscal 2001. The decline in revenues in the U.K. is primarily related to the fact that the Company's wholly-owned distributor in the U.K. ceased distribution of all non-AMX product lines in fiscal 2002. In addition, U.K. revenues for fiscal 2001 included shipments of approximately $0.7 million for a large non-recurring project. The decline in revenues in Singapore reflects severe economic challenges in Singapore and certain other Asian markets. Revenue in all other international markets declined 1% compared to fiscal 2001. The decline in residential sales is related to the Company's focus on the consumer broadband market in fiscal 2000 and 2001. In addition, the Company's relocation of its Salt Lake City operations to Dallas in September 2000 further diluted its focus on the residential channel. The Company's product development and sales and marketing strategies are now focused on its core business, advanced control technology, for both the residential and commercial markets.

   Gross profit for the year ended March 31, 2002 was 50% compared to 51% for the year ended March 31, 2001. The deterioration of margins is primarily a result of incremental costs incurred related to the Company's manufacturing outsourcing program which was initiated in the first quarter of fiscal 2002. Under this program, the Company plans to outsource over 90% of its products to a small number of key vendors. As of March 31, 2002, the program is more than 75% complete. Completion of the program is expected by the end of calendar 2002. The Company expects both margins and product availability to improve as the Company completes this sourcing strategy.

   Selling and marketing expenses were $26.9 million or 31% of net sales for the year ended March 31, 2002 compared to $32.9 million or 35% of net sales in fiscal 2001. This decrease is primarily related to savings achieved by the elimination of the Company's consumer broadband division in March 2001 and cost reduction initiatives implemented in the third quarter of fiscal 2002 which included a workforce reduction.

   Research and development expenses were $6.9 million or 8% of net sales for the fiscal year ended March 31, 2002 compared to $9.7 million or 10% of net sales in fiscal 2001. The decline in research and development expense is primarily related to savings generated from the elimination of consumer broadband research and development activities in March 2001 and savings related to the consolidation of the research and development activities from Salt Lake City to Dallas. In fiscal 2003, the Company intends to expand its research and development efforts in order to significantly enhance existing product lines and develop new products in its core product lines. The Company expects an increase in research and development spending as a percent of revenue in fiscal 2003 as a result of the increased emphasis on research and development.

   General and administrative expenses were $7.9 million or 9% of net sales compared to $8.4 million or 9% of net sales for fiscal 2001. The decline in general and administrative expenses from fiscal 2001 is related to charges incurred in fiscal 2001 as a result of a customer that filed bankruptcy, savings created by the elimination of the Company's Salt Lake City facilities which were closed in the third quarter of fiscal 2001, and overall cost control initiatives implemented during the latter half of fiscal 2002.

   Interest expense decreased from $1.1 million in fiscal 2001 to $0.7 million in fiscal 2002. This decline is primarily a result of lower average outstanding balances on the line of credit during fiscal 2002. Additionally, interest rates were somewhat lower in the current fiscal year. Excluding fiscal 2002 one-time charges, the Company reported other income of $38,000 in fiscal 2002 versus other expense of $168,000 in fiscal 2001. This change is primarily a factor of a loss of $247,000 incurred on the sale of furniture from the Company's previous facilities that was incurred in fiscal 2001.

   The Company's effective tax rate was approximately 13% for the year ended March 31, 2002. The tax provision of $176,000 recorded in fiscal 2002 principally represents foreign taxes on its U.K. and Singapore subsidiaries. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance on its deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

Fiscal 2001 Results Compared to Fiscal 2000

   The Company recorded sales during the fiscal years ended March 31, 2001 and 2000 as follows:

             Market            March 31, 2001 March 31, 2000 Change
             ------            -------------- -------------- ------
             Commercial:
                Domestic......  $44,246,328    $38,415,424    15.2%
                International.   28,273,719     20,858,306    35.6%
                                -----------    -----------    ----
             Total Commercial.   72,520,047     59,273,730    22.3%
                                -----------    -----------    ----
             Residential......   22,103,634     18,920,671    16.8%
                                -----------    -----------    ----
             Total Sales......  $94,623,681    $78,194,401    21.0%
                                ===========    ===========    ====

   The growth in domestic commercial revenue in fiscal 2001 was primarily attributable to the continued expansion of complex commercial systems and the need for integrated control of these systems. The growth in the international market reflects the Company's continued focus on international distributor and dealer network development, and improved market acceptance of the Company's products in international markets. Residential sales continued to benefit from the expansion of the market for home automation.

   Gross profit for the year ended March 31, 2001 was 51% compared to 53% for the year ended March 31, 2000. Gross margins in fiscal 2001 were impacted by component shortages in the industry.

   Selling and marketing expenses were $32.9 million or 35% of net sales for fiscal 2001 compared to $30.1 million or 38% of net sales in fiscal 2000. The increase in selling and marketing expense is primarily related to increased headcount and spending in various selling and marketing departments, including increased spending of approximately $1.8 million related to the broadband consumer product division.

   Research and development expenses were $9.7 million in fiscal 2001 compared to $7.5 million in fiscal 2000, or approximately 10% of net sales for both fiscal years. The increase in research and development is related to increased spending and headcount in various research and development departments, including additional spending in the broadband consumer product division.

   General and administrative expenses were $8.4 million or 9% of net sales compared to $6.6 million or 8% of net sales for fiscal 2000. The increase in general and administrative expenses in fiscal 2001 is related to charges incurred as a result of a customer that filed bankruptcy, an increase in headcount in the finance and information systems functions, and an increase in legal and other professional fees.

   Interest expense increased from $0.5 million or 0.7% of total revenue in fiscal 2000 to $1.1 million or 1.2% of total revenue in fiscal 2001. This increase is primarily a result of higher average outstanding balances on the Company's revolving line of credit throughout fiscal 2001.

   The Company's effective tax rate declined to 6% for fiscal 2001 from 39% for fiscal 2000. This decline is a result of recording a valuation allowance of approximately $2.5 million against net deferred tax assets during the fourth quarter of fiscal 2001.

Liquidity and Capital Resources

   In the twelve months ended March 31, 2002, the Company generated $0.4 million of cash from operations, including net income of $1.2 million before the aforementioned restructuring and one-time charges. Excluding the restructuring and other one-time charges, other significant components of operating cash flows included non-cash depreciation and amortization expense of $4.4 million, offset by net receivables growth of $1.3 million and from a decline in accounts payable of $4.1 million. In the twelve months ended March 31, 2001, the Company used $1.7 million of cash in operations, including a net loss of $3.6 million before restructuring and one-time charges. Other significant components of operating cash flows before restructuring and one-time charges included non-cash depreciation and amortization of $4.5 million, uses of cash in operations from net inventory growth of $5.6 million and net receivables growth of $3.7 million, offset by payables growth of $6.6 million. Days sales outstanding were 57 and 50 as of March 31, 2002 and 2001, respectively, while inventory turns were 3.70 and 3.45 for the same periods. The increase in days sales outstanding is due principally to the downturn in overall economic conditions, as well as a slow-down in collection efforts as a result of conversion and reporting issues related to the implementation of the Company's ERP system in fiscal 2002. The increase in inventory turns is related to better inventory management and the Company's move toward outsourced manufacturing. Capital expenditures for the twelve months ended March 31, 2002 were $2.5 million as compared to $8.0 million in the twelve months ended March 31, 2001. This decline is primarily a result of high expenditures in fiscal 2001 related to the Company's ERP system and the Company's move into its current headquarters in Richardson, Texas in September 2000. Capital expenditures related to the Company's ERP implementation decreased significantly following the "go-live" date in June 2001.

   The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. ("Bank One"). The line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is secured by receivables and inventory. At March 31, 2002, $7.6 million was outstanding under the revolving line of credit agreement and $4.3 million was available for future borrowings under the facility's borrowing base limits. This revolving line of credit expires on September 1, 2002, and is expected to be renewed at that time. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004, and has an outstanding principal balance of approximately $2.0 million as of March 31, 2002.

   The line of credit contains various restrictive and financial covenants. As of March 31, 2002, the Company was in violation of the quarterly financial operating covenants in effect at that date solely as a result of the one-time charges recorded during the quarter ended September 30, 2001. However, Bank One waived such non-compliance with these covenants for the March 31, 2002 reporting period and eliminated all other financial covenants in favor of a tangible net worth requirement of $13.4 million and monthly consolidated EBITDA requirements for the remaining term of the agreement.

   The Company believes that cash flow from operations and the funding available under existing and future credit facilities will be adequate to fund working capital and capital expenditure requirements for at least the next 12 months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company had outstanding debt of $9.6 million and $8.6 million at March 31, 2002 and 2001, respectively. This debt represents 25.3% and 18.6% of total assets at those respective dates. In Fiscal 2002, the average interest rate on the Company's revolving debt was 6.3%. The Company's long-term debt currently has an average maturity of 2 years and interest rates averaging 6.3% in fiscal 2002.

    Interest Rate Risk

   The Company does have an exposure to changing interest rates as the interest rates on its debt instruments are variable. A hypothetical 10% increase or decrease in market interest rates would have impacted the Company's interest expense approximately $54,000 and $93,000 in fiscal 2002 and 2001, respectively. However, changing interest rates do not materially impact the fair value of the Company's debt instruments due to the variability of the interest rates on these instruments.

   Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was approximately $1.2 million and $1.6 million at March 31, 2002 and 2001 respectively. The Company invests its cash mainly in short term investments with an initial maturity of three months or less.

   To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

    Foreign Currency Exchange Rate Risk

   The Company transacts business in various foreign currencies through its wholly owned subsidiaries in York, England and Singapore. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments. A hypothetical 10% plus or minus fluctuation in non-U.S. exchange rates would have an earnings impact of approximately $145,000 and $175,000 for fiscal 2002 and 2001, respectively, based on fiscal year end balances and rates.

ITEM 8.  FINANCIAL STATEMENTS.

   Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report. The Company's Consolidated Financial Statements begin at page F-1 hereunder.

ITEM 9.  CHANGESIN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

   The following persons are Executive Officers of AMX Corporation:

   Robert J. Carroll, 54, was appointed President and Chief Executive Officer of the Company in November 2001. Prior to his appointment as President and Chief Executive Officer, Mr. Carroll served as a consultant to the Company commencing in March 2001 and has served as a director of the Company since January 2001. Mr. Carroll served as Chairman and CEO of BEI Holding Corporation from August 1998 to March 2001. BEI subsidiary companies are global leaders in the design, manufacture, and sales of broadcast automation systems, transmitters, and remote broadcasting equipment. BEI is responsible for the acquisition, integration, divestiture, and overall general management of the portfolio businesses. From April 1994 through October 2001, Mr. Carroll was a Principal in Roscommon Limited, a technology investment and consulting practice providing specialized support in turnarounds, acquisitions, and divestitures. Mr. Carroll has over twenty-five years operational experience with technology companies engaged in software and hardware manufacturing. Mr. Carroll graduated from American Institute, attended graduate school at American University, and completed MBA graduate courses at the University of Dallas Graduate School of Management.

   C. Chris Apple, 38, has served as Vice President, Corporate Development from December 2001 to the present. From May 2001 to November 2001, Mr. Apple served as Vice President and Chief Financial Officer of Ellipsus Systems where his responsibilities included all financial and administrative functions for the U.S. corporation and its Swedish subsidiary. From February 1999 to March 2001, Mr. Apple served as Vice President and Chief Financial Officer for BEI Holding Corporation where his responsibilities included acquisitions, integration, divestments and overall general management of several portfolio businesses. From February 1997 to February 1999, Mr. Apple served as Director of Corporate Finance and Special Projects for Alcatel USA (formerly DSC Corporation). He also held prior senior executive positions with AnswerSoft and Sevin Rosen Funds and professional audit positions with Ernst & Young. Mr. Apple holds a BBA degree from Oklahoma State University and is a Certified Public Accountant.

   Steve H. Byars, 48, has served as Vice President, Administration of the Company from April 2001 to present. From April 1995 to April 2001, Mr. Byars led the administrative functions for Hollywood Casino Corporation. Previously Mr. Byars served Fidelity Investments from October 1989 to April 1995 as Vice President of Administration. He has also prior senior level experience with a variety of companies, including Trammell Crow Company, Amdahl Computer Corporation, and Texas Instruments. Mr. Byars holds a MBA and a BA degree from the University of North Texas.

   Carl D. Evans, 53, has served as Vice President, Operations of the Company from July 2001 to the present. Prior to joining the Company, Mr. Evans served as Vice President of Operations and Customer Service for Samsung Telecommunications from 1998 to June 2001. From 1996 to 1998, Mr. Evans served as Director of Distribution and Customer Service for Siemens Telecommunications, Americas. Mr. Evans brings 25-plus years of high-tech manufacturing and customer service experience to the Company. He has held senior management positions at companies such as Network Access Corporation, Intellicall and Nortel.

   Patrick W. Gallagher, 52, has served as Vice President, U.S. Sales of the Company from January 2002 to the present. From 1997 until 2001, Mr. Gallagher was employed by the Town of Addison, Texas. From 1994 until 1997, Mr. Gallagher served as Vice President, Sales and Marketing for Prism Technologies/Axcess Inc. Prior to this period, Mr. Gallagher served as Senior Vice President, Sales and Marketing for Applied Engineering and Vice President, Sales and Marketing for Computrac, Inc. Mr. Gallagher holds a BA degree from the University of New Mexico and attended Texas Wesleyan School of Law.

   Jean M. Nelson, 42, has served as Vice President and Chief Financial Officer of the Company from August 2001 to the present. From May 2000 to July 2001, Ms. Nelson served as Vice President and Controller of Brinks Home Security. Prior to May 2000, Ms. Nelson was Vice President and Treasurer at Sensormatic Electronics Corporation and held senior finance positions at W.R. Grace & Co. Ms. Nelson held professional audit positions at Arthur Andersen from 1984 through 1988. Ms. Nelson holds a BS degree from Fairfield University and is a Certified Public Accountant.

   Peter C. Nohren, 41, has served as Vice President, Engineering for the Company from January 2002 to the present. From July 2000 to July 2001, Mr. Nohren was Chief Operating Officer of Paratek Microwave, and was responsible for all product lines and distribution channels in the mobile and fixed wireless markets. Prior to this time, Mr. Nohren spent 18 years at Ericsson in various capacities, most recently as Vice President of Optical

Networks, Cross Connect and Wireless Broadband Access, where he implemented global product strategies and directed product development efforts. Mr. Nohren holds a Bachelor's of Electrical Engineering from Berzelius Sweden.

   Michael L. Olinger, 55, serves as Vice President, International Sales. Mr. Olinger has served the Company as the Vice President of International Sales from May 1994 to May 2001, and from December 2001 to the present. From June 2001 to December 2001, Mr. Olinger served the Company as Vice President, Sales. Prior to joining the Company, Mr. Olinger served as Vice President, International Sales of Telex Communications Inc., a professional audio products company, from 1978 through 1994. Mr. Olinger holds a BA degree from the Central University of Iowa.

   Rashid M. Skaf, 32, has served as Vice President, Marketing from December 2001 to the present. Prior to joining the Company, Mr. Skaf served as Vice President Global Sales and Marketing for Broadband Gateways Inc. from January 2000 to July 2001. Mr. Skaf was Vice President and General Manager of Nortel Networks Broadband Wireless Access from 1998 to 1999, overseeing business development, sales and marketing in North America, global marketing, and product and program management. From 1997 to 1998, Mr. Skaf served as Executive Director of Business Development and Marketing for Broadband Networks, Inc. Prior to this period, Mr. Skaf held technical and management positions within Ericsson Inc. Mr. Skaf holds a MBA from the American Graduate School of International Management, Thunderbird and a BS from the University of Tampa.

Directors

   The presentation of Directors of the Registrant appears in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders ("Proxy Statement"), which is incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

   The presentation of Section 16(a) Beneficial Ownership Reporting Compliance of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

   The presentation of Executive Compensation of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The presentation of the Security Ownership of Certain Beneficial Owners and Management of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The presentation of Certain Relationships and Related Transactions of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements.

        The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

     (2) Financial Statement Schedules.

        Schedule II--Valuation and Qualifying Accounts has been included on page F-20 of this annual report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

 3.2   Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed September 10, 1999, File
       No. 0-026924).

 3.3   Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-Q for the period ended September 30, 2001, File
       No. 0-026924).

+3.4   Amended and Restated Bylaws of the Registrant.

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

 4.4   Second Amendment dated February 22, 2001 to Registration Rights Agreement dated as of March 30,
       1995 by and among Registrant, J. Joseph Hardt, Scott D. Miller and Peter D. York. (Incorporated by
       reference from Exhibit 4.4 to the Registrant's Form 10-K for the fiscal year ended March 31, 2001,
       File no. 0-26924).

 4.5   Declaration of Registration Rights made October 14, 1997, by the Registrant for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement, as hereinafter defined (Incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-Q, for the period ending December 31, 1997, File no. 0-26924).

 4.6   Registration Rights Agreement dated February 22, 2001 between the Registrant and Scott Miller
       (Incorporated by reference from Exhibit 4.6 to the Registrant's Form 10-K for the fiscal year ended
       March 31, 2001, File no. 0-26924).

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

10.1   AMX Corporation 1993 Stock Option Plan, accompanied by forms of Incentive Stock Option and
       Non-qualified Stock Option Agreements (Incorporated by reference from Exhibit 10.1 to the
       Registrant's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

 10.2   AMX Corporation 1995 Stock Option Plan, accompanied by form of Stock Option Agreement and form of Exercise Notice (Incorporated by reference from Exhibit 10.2 to the Registrant's Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

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

 10.5   First Amendment to AMX Corporation 1996 Employee Stock Purchase Plan (Incorporated by
        reference from Exhibit 10.5 to the Registrant's Form 10-Q for the period ended September 30, 2001,
        File no. 0-26924).

 10.6   Second Amendment to AMX Corporation 1996 Employee Stock Purchase Plan (Incorporated by
        reference from Exhibit 10.6 to the Registrant's Form 10-Q for the period ended September 30, 2001,
        File no. 0-26924).

 10.7   AMX Corporation 1999 Equity Incentive Plan (Incorporated by reference from Exhibit 10.25 to the
        Registrant's Form 10-K for the fiscal year ending March 31, 1999, File no. 0-26924).

 10.8   Promissory Note dated January 5, 2000, from Peter York to Registrant in the original principal amount of $100,000 (Incorporated by reference from Exhibit 10.17 to the Registrant's Form 10-K for the fiscal year ending March 31, 2000, File no. 0-26924).

 10.9   Fourth Amended and Restated Loan Agreement dated September 1, 2000 by and between the
        Registrant and Bank One, Texas, National Association (Incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q, for the period ending September 30, 2000, File no. 0-26924).

10.10   Amendment to Fourth Amended and Restated Loan Agreement dated January 5, 2001 by and between the Registrant and Bank One, Texas, National Association (Incorporated by reference from Exhibit
        10.1 to the Registrant's Form 10-Q, for the period ending December 31, 2000, File no. 0-26924).

10.11   Second Amendment to Fourth Amended and Restated Loan Agreement dated March 31, 2001 by and between the Registrant and Bank One, NA (Incorporated by reference from Exhibit 10.9 to the
        Registrant's Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.12   Lease Agreement dated November 22, 1999 by and between the Registrant and DalMac/GoldCor Real
        Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.13   First Amendment to Lease Agreement dated January 10, 2000 by and between the Registrant and
        DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.11 to the
        Registrant's Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.14   Option Agreement dated October 1, 2000 by and between the Registrant and DalMac/GoldCor Real
        Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.15   Second Amendment to Lease Agreement dated May 1, 2001 by and between the Registrant and
        DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.13 to the
        Registrant's Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.16   Employment Agreement dated March 20, 2001 between the Registrant and Joe Hardt (Incorporated by reference from Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended March 31, 2001,
        File no. 0-26924).

10.17   Promissory Note dated June 15, 1999, from Michael Olinger to Registrant in the original principal amount of $20,000 (Incorporated by reference from Exhibit 10.16 to the Registrant's Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

 10.18   Third Amendment to Fourth Amended and Restated Loan Agreement dated as of September 1, 2001
         (Incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q, for the period ending
         September 30, 2001, File no. 0-26924).

 10.19   Fourth Amendment to Fourth Amended and Restated Loan Agreement dated as of September 14, 2001
         (Incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q, for the period ending
         September 30, 2001, File no. 0-26924).

 10.20   Amended and Restated Term Note dated as of September 14, 2001 (Incorporated by reference from
         Exhibit 10.3 to the Registrant's Form 10-Q, for the period ending September 30, 2001, File
         no. 0-26924).

 10.21   Waiver and Fifth Amendment to Fourth Amended and Restated Loan Agreement and Related
         Promissory Notes dated as of November 14, 2001 (Incorporated by reference from Exhibit 10.4 to the
         Registrant's Form 10-Q, for the period ending September 30, 2001, File no. 0-26924).

 10.22   Waiver and Sixth Amendment to Fourth Amended and Restated Loan Agreement and Related
         Promissory Notes dated as of February 13, 2001 (Incorporated by reference from Exhibit 10.2 to the
         Registrant's Form 10-Q, for the period ending December 31, 2001, File no. 0-26924).

+10.23   Waiver and Seventh Amendment to Fourth Amended and Restated Loan Agreement and Related
         Promissory Notes dated as of June 6, 2002.

+10.24   Employment Agreement dated February 8, 2002 between the Registrant and Robert J. Carroll.

 +21.1   Schedule of Subsidiaries.

 +23.1   Consent of Independent Auditors.

--------
+  Filed herewith.

      (b) Reports on Form 8-K.

        Current report on Form 8-K dated as of April 26, 2002, and filed on April 26, 2002, regarding the resignation of Peter D. York as an officer and member of the Registrant's board of directors.

        Current report on Form 8-K dated as of May 15, 2002, and filed on May 15, 2002, regarding the appointment of Larry N. Goldstein as a member of the Registrant's board of directors.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMX Corporation
                                              By:      /S/  JEAN M. NELSON
                                                  ------------------------------
                                                         Jean M. Nelson,
                                                    Vice-President and Chief
                                                        Financial Officer
                                                          June 28, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

          Signature                        Title                  Date
          ---------                        -----                  ----
   /S/  ROBERT J. CARROLL      Chairman of the Board, Chief   June 28, 2002
-----------------------------  Executive Officer, President
      Robert J. Carroll        and Director (Principal
                               Executive Officer)

     /S/  JEAN M. NELSON       Vice-President and Chief       June 28, 2002
-----------------------------  Financial Officer (Principal
       Jean M. Nelson          Financial and Accounting
                               Officer)

     /S/  JOHN E. WILSON       Director                       June 28, 2002
-----------------------------
       John E. Wilson

   /S/  THOMAS L. HARRISON     Director                       June 28, 2002
-----------------------------
     Thomas L. Harrison

   /S/  LARRY N. GOLDSTEIN     Director                       June 28, 2002
-----------------------------
     Larry N. Goldstein

    /S/  RICHARD L. SMITH      Director                       June 28, 2002
-----------------------------
      Richard L. Smith

    /S/  J. OTIS WINTERS       Director                       June 28, 2002
-----------------------------
       J. Otis Winters

     /S/  PAT SUMMERALL        Director                       June 28, 2002
-----------------------------
        Pat Summerall

                                AMX CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Auditors................................................................... F-2

Consolidated Balance Sheets at March 31, 2002 and 2001........................................... F-3

Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000.......... F-4

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2002, 2001 and 2000 F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000.......... F-6

Notes to Consolidated Financial Statements....................................................... F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
AMX Corporation

   We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

April 18, 2002
Dallas, Texas

                                AMX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,
                                                                             ------------------------
                                                                                 2002         2001
                                                                             -----------  -----------
                                  ASSETS
Current assets:
   Cash and cash equivalents................................................ $ 1,245,452  $ 1,607,797
   Receivables, less allowance for doubtful accounts of $1,130,000 for 2002
     and $363,000 for 2001..................................................  13,579,304   12,604,052
   Inventories..............................................................  11,700,211   14,310,802
   Income tax receivable....................................................   1,981,273           --
   Prepaid expenses.........................................................     859,875    1,250,449
   Other current assets.....................................................          --      533,080
   Deferred income taxes....................................................          --    2,387,611
                                                                             -----------  -----------
          Total current assets..............................................  29,366,115   32,693,791
Property and equipment, at cost, net........................................   8,265,011   10,386,937
Capitalized software, less accumulated amortization of $448,000 for 2001....          --      370,166
Deposits and other..........................................................     312,242      466,556
Deferred income taxes.......................................................          --    1,944,021
Goodwill, less accumulated amortization of $1,098,000 for 2002 and
  $868,000 for 2001.........................................................      70,634      300,589
                                                                             -----------  -----------
          Total assets...................................................... $38,014,002  $46,162,060
                                                                             ===========  ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................... $ 7,295,345  $11,422,458
   Current portion of long-term debt........................................   1,021,450    1,053,604
   Line of credit...........................................................   7,600,000    5,550,000
   Accrued compensation.....................................................   1,400,564    1,343,862
   Accrued restructuring costs..............................................     448,495    1,077,917
   Accrued sales commissions................................................     600,056      708,347
   Other accrued expenses...................................................   2,846,132    2,643,051
                                                                             -----------  -----------
          Total current liabilities.........................................  21,212,042   23,799,239
Long-term debt..............................................................   1,013,002    1,964,845

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value:
       Authorized shares--10,000,000
       Issued shares--none..................................................          --           --
   Common stock, $0.01 par value:
       Authorized shares--40,000,000
       Issued shares--11,583,525 for 2002 and 11,258,718 for 2001...........     115,835      112,587
   Additional paid-in capital...............................................  24,257,894   23,585,287
   Accumulated other comprehensive income...................................          --        1,103
   Retained earnings (deficit)..............................................  (4,116,487)   1,167,283
   Less treasury stock (496,476 shares for 2002 and 2001)...................  (4,468,284)  (4,468,284)
                                                                             -----------  -----------
          Total shareholders' equity........................................  15,788,958   20,397,976
                                                                             -----------  -----------
          Total liabilities and shareholders' equity........................ $38,014,002  $46,162,060
                                                                             ===========  ===========

                            See accompanying notes.

                                AMX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended March 31,
                                       -------------------------------------
                                           2002         2001         2000
                                       -----------  -----------  -----------
  Commercial system sales............. $72,995,356  $72,520,047  $59,273,730
  Residential system sales............  14,611,855   21,459,480   18,920,671
                                       -----------  -----------  -----------
         Net sales....................  87,607,211   93,979,527   78,194,401
  Cost of sales.......................  46,262,061   49,279,368   37,276,680
                                       -----------  -----------  -----------
         Gross profit.................  41,345,150   44,700,159   40,917,721
  Selling and marketing expenses......  27,791,907   33,035,289   30,061,093
  Research and development expenses...   6,854,273    9,720,275    7,543,617
  Restructuring costs.................     298,529      674,613    2,960,667
  General and administrative expenses.   8,514,615    8,731,060    6,636,925
                                       -----------  -----------  -----------
         Total operating expenses.....  43,459,324   52,161,237   47,202,302
                                       -----------  -----------  -----------
         Operating loss...............  (2,114,174)  (7,461,078)  (6,284,581)
  Interest expense....................     727,152    1,090,142      547,524
  Other income (expense), net.........     (95,817)    (168,362)      63,842
                                       -----------  -----------  -----------
  Loss before income taxes............  (2,937,143)  (8,719,582)  (6,768,263)
  Income tax provision (benefit)......   2,346,627     (494,332)  (2,642,800)
                                       -----------  -----------  -----------
  Net loss............................ $(5,283,770) $(8,225,250) $(4,125,463)
                                       ===========  ===========  ===========
  Basic and diluted loss per share.... $     (0.48) $     (0.87) $     (0.47)
                                       ===========  ===========  ===========


                            See accompanying notes.

                                AMX CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Common Stock                                 Treasury Stock
                              -------------------                          -------------------
                                                                                                 Accumulated
                                                  Additional   Retained    Number                   Other         Total
                               Number              Paid-in     Earnings      of                 Comprehensive Shareholders'
                              of Shares   Amount   Capital     (Deficit)   Shares     Amount    Income (Loss)    Equity
                              ---------- -------- ----------- -----------  ------- -----------  ------------- -------------
Balance at March 31, 1999....  8,961,974 $ 89,620 $ 9,419,066 $13,517,996  496,476 $(4,468,284)   $(23,333)    $18,535,065
Net loss.....................         --       --          --  (4,125,463)      --          --          --      (4,125,463)
Equity adjustment from
 foreign currency translation         --       --          --          --       --          --      38,132          38,132
                                                                                                               -----------
Total comprehensive loss.....                                                                                   (4,087,331)
Exercise of stock options,
 including tax benefit of
 $1,132,905, and purchases
 under employee stock
 purchase plan...............    475,464    4,755   3,576,847          --       --          --          --       3,581,602
Sale of common stock.........    423,212    4,232   4,924,199          --       --          --          --       4,928,431
                              ---------- -------- ----------- -----------  ------- -----------    --------     -----------
Balance at March 31, 2000....  9,860,650   98,607  17,920,112   9,392,533  496,476  (4,468,284)     14,799      22,957,767
Net loss.....................         --       --          --  (8,225,250)      --          --          --      (8,225,250)
Equity adjustment from
 foreign currency translation         --       --          --          --       --          --     (13,696)        (13,696)
                                                                                                               -----------
Total comprehensive loss.....                                                                                   (8,238,946)
Exercise of stock options,
 including tax benefit of
 $45,771, and purchases
 under employee stock
 purchase plan...............    162,717    1,627     424,813          --       --          --          --         426,440
Sale of common stock.........  1,235,351   12,353   5,240,362          --       --          --          --       5,252,715
                              ---------- -------- ----------- -----------  ------- -----------    --------     -----------
Balance at March 31, 2001.... 11,258,718  112,587  23,585,287   1,167,283  496,476  (4,468,284)      1,103      20,397,976
Net loss.....................         --       --          --  (5,283,770)      --          --          --      (5,283,770)
Equity adjustment from
 foreign currency translation         --       --          --          --       --          --      (1,103)         (1,103)
                                                                                                               -----------
Total comprehensive loss.....                                                                                   (5,284,873)
Exercise of stock options and
 purchases under employee
 stock purchase plan.........    324,807    3,248     672,607          --       --          --          --         675,855
                              ---------- -------- ----------- -----------  ------- -----------    --------     -----------
Balance at March 31, 2002.... 11,583,525 $115,835 $24,257,894 $(4,116,487) 496,476 $(4,468,284)   $     --     $15,788,958
                              ========== ======== =========== ===========  ======= ===========    ========     ===========


                            See accompanying notes.

                                AMX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year ended March 31,
                                                              -------------------------------------
                                                                  2002         2001         2000
                                                              -----------  -----------  -----------
Operating Activities
   Net loss.................................................. $(5,283,770) $(8,225,250) $(4,125,463)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation..........................................   3,927,411    3,805,711    3,038,924
       Amortization..........................................     509,924      659,427      286,607
       Write-down of demonstration equipment.................     708,813           --           --
       Write-down of goodwill................................      90,197           --           --
       Provision for losses on receivables...................     735,322    1,074,000      294,330
       Provision for inventory obsolescence..................   3,083,792    2,956,598       43,698
       Loss on sale of property and equipment................          --      247,556           --
       Deferred income taxes.................................   4,331,632     (913,358)  (1,621,756)
       Changes in operating assets and liabilities:
          Receivables........................................  (1,710,574)  (4,149,474)     (26,647)
          Inventories........................................    (473,201)  (5,650,742)  (1,040,261)
          Prepaid expenses and other assets..................   1,077,968      515,313   (1,046,186)
          Accounts payable...................................  (4,127,113)   6,629,665      715,994
          Accrued expenses...................................    (311,707)     152,129    2,555,693
          Income taxes.......................................  (2,147,496)   1,187,819   (1,335,182)
                                                              -----------  -----------  -----------
Net cash provided by (used in) operating activities..........     411,198   (1,710,606)  (2,260,249)
Investing Activities
Purchase of property and equipment...........................  (2,514,298)  (7,962,587)  (3,552,538)
Proceeds from sale of property and equipment.................          --      100,000           --
Investment in capitalized software...........................          --           --     (818,092)
                                                              -----------  -----------  -----------
Net cash used in investing activities........................  (2,514,298)  (7,862,587)  (4,370,630)
Financing Activities
Sale of common stock--net of expenses, and exercise of stock
  options....................................................     675,855    5,633,384    7,377,128
Net increase in line of credit...............................   2,050,000    5,550,000           --
Repayments of long-term debt.................................    (983,997)    (975,346)  (1,599,489)
                                                              -----------  -----------  -----------
Net cash provided by financing activities....................   1,741,858   10,208,038    5,777,639
Effect of exchange rate changes on cash......................      (1,103)     (13,696)      38,132
                                                              -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.........    (362,345)     621,149     (815,108)
Cash and cash equivalents at beginning of year...............   1,607,797      986,648    1,801,756
                                                              -----------  -----------  -----------
Cash and cash equivalents at end of year..................... $ 1,245,452  $ 1,607,797  $   986,648
                                                              ===========  ===========  ===========

                            See accompanying notes.

                                AMX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2002

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

Principles of Consolidation

   The Company's financial statements include the accounts of all wholly-owned subsidiaries. All significant inter-company balances have been eliminated.

Cash Equivalents

   Cash equivalents include short term investments with an initial maturity of three months or less.

Inventories

   Inventories are stated at the lower of cost or market and are relieved on the basis of average cost. Inventories are categorized as raw materials, work-in-progress or finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management uses estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved depending on the type of product, the length of time the product has been included in inventory, or other relevant factors.

Depreciation

   Depreciation of property and equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line depreciation method. The estimated lives used in determining depreciation range from 3 to 10 years.

Concentration of Credit Risk

   During the years ended March 31, 2002, 2001, and 2000, the Company realized approximately 29%, 30%, and 27%, respectively, of total revenues from foreign sales and had approximately 40% and 42%, respectively, of trade receivables due from foreign customers at March 31, 2002 and 2001. Of the total receivables outstanding, approximately 12% of such receivables are denominated in foreign currencies and are thus subject to foreign exchange rate risk. The Company has subsidiaries outside the U.S. in the United Kingdom and Singapore. The net assets of these locations represented 12% and 14% of consolidated net assets at March 31, 2002 and 2001, respectively.

   The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains estimated allowances for possible credit losses.

Recent Accounting Pronouncements

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for financial statements issued for fiscal

                                AMX CORPORATION
years beginning after December 15, 2001. The Company believes the provisions of SFAS No. 144 will not have a material impact on its consolidated operating results or financial position.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company will adopt these provisions in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS No. 142 in fiscal 2002 would have resulted in a reduction of $140,000 of the net loss incurred, or approximately $0.01 per basic and diluted share for fiscal 2002. As of March 31, 2002, the remaining unamortized balance of goodwill was $71,000. Therefore, the adoption of the provisions of SFAS No. 141 and No. 142 will not have a material impact on the operating results or financial position of the Company.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

   Revenue is recognized upon shipment of the product and transfer of title to the customer. A provision is made for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

Income Taxes

   The Company's income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized.

Capitalized Software

   The cost (including coding and testing) of producing software to be held for sale is capitalized once technological feasibility is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Capitalized software costs are amortized on a product-by-product basis using the greater of the amounts computed on the straight-line method over the remaining estimated economic life of the product or using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product. Amortization of capitalized software begins when the products are available for general release to customers.

                                AMX CORPORATION

Restructuring

   The Company records restructuring charge liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3. In some circumstances, the restructuring liabilities recorded require management to make certain estimates. Although no significant changes in estimates are anticipated, actual costs may differ from these estimates.

Foreign Currency Translation

   Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and historical rates, as applicable, and revenues and expenses are translated at the average monthly exchange rates.

   Translation gains and losses included in income are immaterial and result from translating all accounts into U.S. dollars.

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

Advertising

   The Company expenses the costs of advertising when incurred. Advertising costs were $482,000, $457,000 and $469,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Inventories

   The components of inventories are as follows:

                                                March 31,
                                        ------------------------
                                            2002         2001
                                        -----------  -----------
               Raw materials........... $ 6,237,584  $ 7,948,025
               Work in progress........   2,346,446    1,154,669
               Finished goods..........   7,126,905    8,306,562
               Reserve for obsolescence  (4,010,724)  (3,098,454)
                                        -----------  -----------
                                        $11,700,211  $14,310,802
                                        ===========  ===========

                                AMX CORPORATION

3.  Property and Equipment

   The general classes of property and equipment are as follows:

                                                  March 31,
                                          -------------------------
                                              2002          2001
                                          ------------  -----------
           Equipment, including computers $ 16,133,907  $16,716,172
           Furniture and fixtures........    3,204,716    1,970,698
           Leasehold improvements........    1,427,279    1,099,045
                                          ------------  -----------
                                            20,765,902   19,785,915
           Less accumulated depreciation.  (12,500,891)  (9,398,978)
                                          ------------  -----------
                                          $  8,265,011  $10,386,937
                                          ============  ===========

4.  Debt

   The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. ("Bank One"). The line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables and inventory. At March 31, 2002, $7.6 million was outstanding under the revolving line of credit agreement and $4.3 million was available for future borrowings under the facility's borrowing base limits. This revolving line of credit expires on September 1, 2002, and is expected to be renewed at that time. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $2.0 million as of March 31, 2002. Based on prevailing market rates, the carrying value of the Company's short and long term debt approximates market.

   The line of credit contains various restrictive and financial covenants. As of March 31, 2002, the Company was in violation of the quarterly financial operating covenants in effect at that date solely as a result of the one-time charges recorded during the quarter ended September 30, 2001. However, Bank One waived such non-compliance with these covenants for the March 31, 2002 reporting period and eliminated all other financial covenants in favor of a tangible net worth requirement of $13.4 million and monthly consolidated EBITDA requirements for the remaining term of the agreement.

   Interest paid amounted to approximately $708,000, $923,000, and $548,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

5.  Employee Benefit Plans

   The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 15% of their salary subject to statutory limitations. Prior to December 31, 1999, the Company matched the employees' contributions at $0.25 on every dollar to a maximum of 4% of compensation. Effective January 1, 2000, the Company matched the employees' contributions at $0.50 on every dollar to a maximum of 8% of compensation. In November 2001, the Company match was suspended. Company contributions for the years ended March 31, 2002, 2001 and 2000, were $271,000, $515,000, and $252,000 respectively.

   The Company's 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each

                                AMX CORPORATION
offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1. For the years ended March 31, 2002, 2001 and 2000, 87,773, 74,235, and 35,728 shares were issued under this plan. As of March 31, 2002, there were 250,000 shares available for future issuance under the Plan.

6.  Income Taxes

   The components of the Company's income tax provision (benefit) were as follows:

                                         Year ended March 31,
                                 -----------------------------------
                                     2002        2001        2000
                                 -----------  ---------  -----------
           Federal income taxes:
              Current........... $(2,102,034) $  36,211  $  (670,849)
              Deferred..........   4,201,682   (553,925)  (1,802,230)
           State income taxes...     178,392   (404,906)    (349,992)
           Foreign income taxes.      68,587    428,288      180,271
                                 -----------  ---------  -----------
                                 $ 2,346,627  $(494,332) $(2,642,800)
                                 ===========  =========  ===========

   Foreign operations incurred a loss before tax of approximately $198,000 for the year ended March 31, 2002. Foreign operations reported income before income taxes for the years ended March 31, 2001 and 2000 of $956,000, and $547,000, respectively. Undistributed earnings (approximately $2.0 million at March 31,
2002) of non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon repatriation of these earnings.

   The income tax provision (benefit) differs from amounts computed by applying the U.S. federal statutory tax rate to income (loss) before income taxes as follows:

                                                       Year ended March 31,
                                               ------------------------------------
                                                  2002         2001         2000
                                               ----------  -----------  -----------
Federal income tax (benefit) at statutory rate $ (998,629) $(2,964,658) $(2,301,209)
State income tax (benefit), net of federal tax    117,739     (267,238)    (230,995)
Benefit of income reported through Foreign
  Sales Corporation and Extra Territorial
  Income benefit..............................   (254,931)    (137,005)    (335,111)
Effect of non-U.S. tax rates..................     61,015      (15,748)      (5,849)
Change in valuation allowance.................  3,737,380    2,518,560           --
Effect of non-deductible goodwill and other
  intangibles amortization....................     58,672       78,227       78,226
Effect of non-deductible meals and
  entertainment expenses......................    100,022      165,428      168,457
Recognition of research and development
  credit......................................   (541,857)    (428,000)          --
Provision for potential assessments...........     91,694      370,000           --
Other.........................................    (24,478)     186,102      (16,319)
                                               ----------  -----------  -----------
                                               $2,346,627  $  (494,332) $(2,642,800)
                                               ==========  ===========  ===========

   The Company recorded a tax provision of approximately $4.2 million during the quarter ended ended September 30, 2001 in order to record a full valuation allowance against its deferred tax assets. This valuation allowance was recorded as a result of the one-time charges and operating performance of the Company in fiscal

                                AMX CORPORATION
years 2000, 2001, and through the quarter ended September 30, 2001. Although the Company anticipates future sustained profitability, generally accepted accounting principles required that historical operating performance weigh heavily in assessing the realizability of deferred tax assets. In the fourth quarter of fiscal 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, under which the period allowed for carrying back net operating losses from certain tax years was extended from two to five years. As a result, the Company was able to immediately realize $2.0 million of the deferred tax assets for which a valuation allowance had previously been recorded. Accordingly, the Company recorded a tax benefit of $2.0 million during the fourth quarter of fiscal 2002. The Company will assess the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

   Significant components of deferred tax assets and liabilities are as follows:

                                                      March 31,
                                              ------------------------
                                                  2002         2001
                                              -----------  -----------
        Deferred tax assets:
           Net operating loss carryforwards.. $ 4,098,945  $ 5,809,462
           Inventories.......................   1,950,127    1,856,244
           Bad debts.........................     326,794      220,518
           Accrued restructuring charge......     165,809      398,506
           Tax credit carryforwards..........     961,666      375,000
           Other accrued expenses............     549,947      377,713
           Inter-company profit in inventory.     140,925      100,290
           Intangible assets.................      76,229       69,189
                                              -----------  -----------
                                                8,270,442    9,206,922
           Valuation allowance...............  (7,608,299)  (3,870,910)
                                              -----------  -----------
                                                  662,143    5,336,012
        Deferred tax liabilities:
           Prepaid expenses..................    (348,412)    (688,393)
           Capitalized software..............          --     (136,850)
           Depreciation......................    (243,488)    (108,894)
           Transaction fees..................     (70,243)     (70,243)
                                              -----------  -----------
                                                 (662,143)  (1,004,380)
                                              -----------  -----------
        Net deferred tax asset............... $        --  $ 4,331,632
                                              ===========  ===========

   Net income tax payments of approximately $162,000 were made in the year ended March 31, 2002, consisting of foreign and state income tax payments offset by federal tax refunds. Net income tax refunds of $662,000 were received in the year ended March 31, 2001. Net income tax payments of approximately $963,000 were made in the year ended March 31, 2000.

   At March 31, 2002, the Company has approximately $10.9 million of federal net operating loss carryforwards, which begin to expire in 2012. Of this amount, $3.6 million is subject to certain limitations under the Internal Revenue Code. The Company has approximately $10.9 million of state net operating loss carryforwards which expire at various dates. The Company also has approximately $0.4 million of net operating losses generated by its subsidiary in Singapore. Research and development credit carryforwards amount to $0.9 million and begin to expire in 2019.

7.  Commitments and Contingencies

   The Company leases real property and equipment. Under certain leases, the Company is required to pay costs such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under

                                AMX CORPORATION
operating leases for the years ended March 31, 2002, 2001, and 2000, was $2.3 million, $1.4 million, and $1.1 million, respectively.

   At March 31, 2002 future minimum payments for non-cancelable operating leases are as follows:

                       Year ending March 31:
                       ---------------------
                        2003................ $ 1,861,872
                        2004................   1,715,177
                        2005................   1,548,777
                        2006................   1,584,425
                        2007................   1,645,929
                        2008 and thereafter.   5,623,591
                                             -----------
                                             $13,979,771
                                             ===========

   The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.  Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                    Year ended March 31,
                                           -------------------------------------
                                               2002         2001         2000
                                           -----------  -----------  -----------
Numerator:
Net income (loss)......................... $(5,283,770) $(8,225,250) $(4,125,463)
Denominator:
Denominator for basic earnings per share--
  Weighted-average shares outstanding.....  11,006,372    9,486,476    8,734,243
Effect of dilutive securities:
Employee stock options....................          --           --           --
                                           -----------  -----------  -----------
Denominator for diluted earnings per share  11,006,372    9,486,476    8,734,243
                                           ===========  ===========  ===========
Basic earnings (loss) per share........... $     (0.48) $     (0.87) $     (0.47)
                                           ===========  ===========  ===========
Diluted earnings (loss) per share......... $     (0.48) $     (0.87) $     (0.47)
                                           ===========  ===========  ===========

   Had the Company reported net income for fiscal 2002, 2001 and 2000, 566,886, 1,576,537 and 2,163,381 potentially dilutive shares would have been included in the computation of diluted earnings per share, respectively.

9.  Restructuring Costs

  Salt Lake City Relocation

   During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The Salt Lake City location included a majority of the Company's residential operations. Approximately 94 employees, all of whom worked

                                AMX CORPORATION
at the Company's Salt Lake City location, were impacted by this shutdown. Of the 94 employees, 82 were expected to be terminated or decline the Company's offer to move to Dallas and thus receive severance, and 12 were expected to accept positions with the Company in Dallas. Employees that ended their employment prior to their termination date and employees that opted to move to Dallas, as offered under the plan, forfeited their termination benefits. Of the 94 employees, approximately 57 employees received severance benefits totaling $914,000. Of the remaining employees, 11 employees forfeited their severance benefit by leaving the Company prior to vesting in the severance benefit, and 26 employees forfeited their severance by accepting positions with the Company in Dallas. Total forfeitures were $390,000. An asset impairment charge was recorded to write-down the carrying value of the property and equipment to its estimated fair market value. Leasehold cancellation charges represented estimated costs to terminate leasehold agreements for the Company's Salt Lake City facilities. The move was completed in the third quarter of fiscal year 2001. However, the Company continues to hold a lease on certain property in Salt Lake City, a portion of which is subleased to a third party. The Company is reversing the leasehold cancellation reserve as sublease income is received from the sublessee. The reserve is also reduced for lease payments made to the landlord in excess of the sublease income received.

   The following is a summary of the Salt Lake City restructuring action from inception through March 31, 2002 (in thousands):

                                                                          Write down
                                                              Leasehold   of property
                                                             cancellation     and
                                                   Severance   charges     equipment   Total
                                                   --------- ------------ ----------- ------
Initial Restructuring Reserve.....................  $1,304      $ 649        $ 655    $2,608
Activity through March 31, 2001:
   Severance payments.............................    (914)        --           --      (914)
   Severance forfeitures..........................    (390)        --           --      (390)
   Payment of lease expenses......................      --       (117)          --      (117)
   Reduction of lease obligation through sublease.      --        (86)          --       (86)
   Correction of leasehold cancellation reserve...      --       (118)          --      (118)
   Non-cash write down of property and equipment..      --                    (655)     (655)
                                                    ------      -----        -----    ------
Reserve at March 31, 2001.........................      --        328           --       328
Activity through March 31, 2002:
   Payment of lease expenses......................      --        (34)          --       (34)
   Reduction of lease obligation through sublease.      --       (182)          --      (182)
                                                    ------      -----        -----    ------
Reserve at March 31, 2002.........................  $   --      $ 112        $  --    $  112
                                                    ======      =====        =====    ======

  Consumer Broadband Division

   In the fourth quarter of fiscal 2001, the Company initiated a corporate-wide restructuring plan that included the discontinuation of its Consumer Broadband Division and retail distribution strategy and a reduction of approximately 44 employees or 10% of the Company workforce. This severance action affected employees across the Company, although many of the terminated employees were from either the Company's Consumer Broadband Division or information systems department. The severance of the 44 employees and discontinuance of the Consumer Broadband Division was completed prior to March 31, 2001, although certain commitments continued into fiscal 2002, and certain severance payments will continue through December 2002. In conjunction with this plan, the Company recorded a charge of $2.2 million, of which $1.2 million was included in restructuring costs, $0.7 million was included in cost of sales, and $0.2 million was included as a reversal to revenue.

                                AMX CORPORATION

   The following is a summary of the consumer broadband and corporate-wide restructuring action from inception through March 31, 2002 (in thousands):

                                            Inventory   Write down of   Non-cancelable
                                             related   receivables and   commitments
                                  Severance  charges  intangible assets   and other     Total
                                  --------- --------- ----------------- -------------- ------
Initial Restructuring Reserve....   $ 859     $ 715         $ 452           $ 145      $2,171
Activity through March 31, 2001:
   Severance payments............    (315)       --            --              --        (315)
   Write down of inventory.......      --      (654)           --              --        (654)
   Write down of receivables and
     intangible assets...........      --        --          (452)             --        (452)
                                    -----     -----         -----           -----      ------
Reserve at March 31, 2001........     544        61            --             145         750
Activity through March 31, 2002:
   Severance payments............    (330)       --            --              --        (330)
   Inventory conversion costs....      --       (61)           --              --         (61)
   Other payments................      --        --            --            (145)       (145)
                                    -----     -----         -----           -----      ------
Reserve at March 31, 2002........   $ 214     $  --         $  --           $  --      $  214
                                    =====     =====         =====           =====      ======

  Corporate Structure Realignment

   In the third quarter of fiscal 2002, the Company announced a restructuring program that included the realignment of its corporate structure and a reduction of its workforce. The personnel reductions included 66 positions, which were primarily Dallas-based personnel. The reduction in workforce was completed prior to December 31, 2001, although certain severance and other payments continued into the fourth quarter of fiscal 2002 and beyond. In conjunction with this corporate realignment, the Company recorded a charge of $0.6 million, all of which was included in restructuring costs.

   The following is a summary of the corporate realignment from inception through March 31, 2002 (in thousands):

                                                    Severance
                                                    ---------
                   Initial Restructuring Reserve...   $ 600
                   Activity through March 31, 2002:
                      Severance payments...........    (359)
                      Other payments...............     (29)
                      Reversals....................     (90)
                                                      -----
                   Reserve at March 31, 2002.......   $ 122
                                                      =====

10.  Shareholders' Equity and Stock Options

   On December 15, 1999, the Company and Intel Corporation ("Intel") entered into an agreement pursuant to which, among other things, the Company issued to Intel, in consideration of services provided by Intel under such agreement, a warrant to purchase 79,352 shares of Common Stock ("Business Warrant") which was to vest upon the occurrence of certain co-development and co-marketing efforts between the Company and Intel related to the Company's former consumer broadband market strategy. On December 15, 1999, the Company and Intel also entered into a Securities Purchase and Investor Rights Agreement ("Purchase Agreement") pursuant to which Intel purchased 423,212 shares of Common Stock and was issued a vested warrant to purchase 238,057

                                AMX CORPORATION
shares of Common Stock ("Equity Warrant"). The aggregate purchase price under the Purchase Agreement for the Common Stock and the Equity Warrant was $5,000,000. The Business Warrant and the Equity Warrant each have an exercise price of $21.54 per share ("Exercise Price") and a term of five years. The Company performed a valuation to determine the estimated fair value of the common stock and Equity Warrant issued in this transaction. The common stock issued was valued using the Company's average share price for the twenty day period preceding the closing of the transaction on December 15, 1999, and the Equity Warrant was valued using the Black-Scholes option valuation model. The estimated values applicable to the common stock and Equity Warrant issued were discounted due to the low trading volume of the Company's common stock and the selling restrictions on the common stock and Equity Warrant issued. The resulting valuation yielded an estimated fair value of $5 million for the common stock and the Equity Warrant.

   Subsequent to this transaction, the Company discontinued the Consumer Broadband Division and all related product and marketing activity. As a result, the events under which the Business Warrant was to vest have not occurred and are not expected to occur in the future. Additionally, Intel has divested its shares of Common Stock and is not expected to exercise the Equity Warrant.

   On March 20, 2001, the Company issued 1,161,116 shares of its common stock for an aggregate purchase price of approximately $5,000,000 to an investor group, led by Scott Miller, the Company's then president, chief executive officer and chairman.

   The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future in order to retain all available earnings generated by operations for the development and growth of the business. In addition, under the terms of the Company's current debt agreements, the Company may not pay dividends without the prior consent of the lending bank.

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

   In April 1999, the Company and its shareholders approved the 1999 Equity Incentive Plan. Under this plan, the Company may grant options for up to 3,000,000 shares of common stock. These options have a term of ten years and generally vest over periods ranging from three to four years.

                                AMX CORPORATION

   A summary of the status of the Company's plans is presented below:

                                                                        Weighted
                                                                        Average
                                                           Shares    Exercise Price
                                                         ----------  --------------
Outstanding at March 31, 1999...........................  1,514,435      $ 4.63
   Options granted......................................  1,285,600       11.38
   Options exercised....................................   (433,844)       4.77
   Options canceled.....................................   (131,864)       6.78
                                                         ----------
Outstanding at March 31, 2000...........................  2,234,327        8.36
   Options granted......................................    938,700        4.06
   Options exercised....................................   (162,817)       2.34
   Options canceled.....................................   (606,458)       9.06
                                                         ----------
Outstanding at March 31, 2001...........................  2,403,752        6.87
   Options granted......................................    888,000        2.75
   Options exercised....................................   (232,211)       1.77
   Options canceled..................................... (1,202,590)       7.68
                                                         ----------
Outstanding at March 31, 2002...........................  1,856,951      $ 5.01
                                                         ==========
Available for grants in future periods at March 31, 2002  2,067,688
                                                         ==========

   The following table summarizes information about stock options outstanding under the plans as of March 31, 2002:

                                  Options Outstanding         Options Exercisable
                          ----------------------------------- -------------------
                                        Weighted     Weighted           Weighted
                                        Average      Average            Average
                                       Remaining     Exercise           Exercise
 Range of Exercise Prices  Options  Contractual Life  Price   Options    Price
 ------------------------ --------- ---------------- -------- -------   --------
     $2.07 to $3.00......   691,000    9.6 years      $ 2.54  121,000    $ 2.50
     $3.06 to $5.50......   638,428    8.5 years        3.79  192,429      4.48
     $5.75 to $13.13.....   513,023    6.1 years        9.42  359,333      8.71
     $17.50 to $39.63....    14,500    5.1 years       20.55   13,500     19.14
                          ---------                            -------
                          1,856,951    8.2 years      $ 5.01  686,262    $ 6.63
                          =========                            =======

   There were 931,982 and 631,781 exercisable options at March 31, 2001 and 2000, respectively, and the weighted-average exercise price of those options was $5.59 and $3.90, respectively.

   Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and other stock options under the fair value method of that SFAS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 2002, 2001 and 2000, respectively: dividend yield of 0% for all periods; expected volatility of 94.8%, 89.6%, and 66.4%; risk-free interest rate of 4.5%, 5.15% and 5.94%; and expected lives of 6 years for all periods.

                                AMX CORPORATION

   For purposes of pro forma disclosures the estimated fair value of stock-based compensation and other options is amortized to expense over the vesting period. The Company's pro forma net loss and net loss per share is as follows:

                                                      Year ended March 31,
                                             --------------------------------------
                                                 2002         2001          2000
                                             -----------  ------------  -----------
Net loss........................ As reported $(5,283,770) $ (8,225,250) $(4,125,463)
                                 Pro forma   $(6,228,770) $(10,991,844) $(6,494,857)
Basic and diluted loss per share As reported $     (0.48) $      (0.87) $     (0.47)
                                 Pro forma   $     (0.57) $      (1.16) $     (0.74)

   The weighted-average fair value of options granted under the option plans during 2002, 2001, and 2000 was $2.16, $3.03, and $7.31, respectively.

11.  Certain Geographic Information

   The Company is engaged in one line of business: the design, manufacture, and distribution of systems that allow control of electronic equipment and the distribution of information from the Internet to these devices. International sales which include export sales and sales from foreign operations account for a significant portion of the Company's revenues. Domestic sales represented approximately $62.6 million, $65.7 million, and $57.3 million, or 71%, 70%, and 73% of the Company's total sales during the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Sales outside of the United States, consisting of products sold primarily in Europe, Canada, Mexico, Asia, and Australia, represented approximately $25.0 million, $28.3 million, and $20.9 million, or 29%, 30%, and 27% of the Company's total sales during the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Approximately 10%, 12%, and 10% of net sales for the years ended March 31, 2002, 2001 and 2000, respectively, were from the Company's international locations, consisting of 7%, 9%, and 8% in Europe and 3%, 3%, and 2% in other foreign locations. Approximately 12%, 14%, and 13% of identifiable assets for the years ended March 31, 2002, 2001 and 2000, respectively, were located outside of the U.S., with 10%, 11%, and 11% located in Europe. U.S. export sales totaled $16.5 million, $16.7 million, and $12.9 million for the years ended March 31, 2002, 2001, and 2000, respectively. Of such export sales, 38%, 49%, and 55%, respectively, were to Europe.

   Export sales from the Company's U.S. operations to unaffiliated customers were as follows:

                                          Year ended March 31,
                                   -----------------------------------
                                      2002        2001        2000
                                   ----------- ----------- -----------
          Europe.................. $ 6,342,000 $ 8,233,000 $ 7,091,000
          Asia and the Pacific Rim   5,267,000   4,787,000   3,621,000
          Canada and Latin America   3,750,000   2,798,000   1,603,000
          Middle East and Africa..   1,187,000     901,000     628,000
                                   ----------- ----------- -----------
                                   $16,546,000 $16,719,000 $12,943,000
                                   =========== =========== ===========

                                AMX CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


12.  Unaudited Quarterly Financial Data

   The following table sets forth certain unaudited quarterly data for the eight quarters ended March 31, 2002 (in thousands, except per share amounts):

                                                       Three Months Ended
                            -------------------------------------------------------------------------
                            June 30, Sept 30, Dec 31,  March 31, June 30, Sept 30, Dec 31,  March 31,
                              2000   2000 (1)  2000    2001 (2)    2001   2001 (3) 2001 (4) 2002 (5)
                            -------- -------- -------  --------- -------- -------- -------- ---------
Net sales.................. $21,204  $25,864  $24,230   $22,682  $21,723  $23,006  $21,285   $21,593
Gross profit...............  11,391   13,118   12,357     7,834   11,125    9,132   10,320    10,768
Operating income (loss)....    (895)     760     (317)   (7,009)     486   (3,576)     445       531
Net income (loss)..........    (666)     201     (385)   (7,375)     201   (8,133)     299     2,349
Basic earnings (loss) per
  share.................... $ (0.07) $  0.02  $ (0.04)  $ (0.76) $  0.02  $ (0.74) $  0.03   $  0.21
Diluted earnings (loss) per
  share.................... $ (0.07) $  0.02  $ (0.04)  $ (0.76) $  0.02  $ (0.74) $  0.03   $  0.21

--------
(1)Includes approximately $0.7 million increase in the allowance for doubtful accounts due to a customer who filed for bankruptcy.
(2)Includes approximately $5.2 million in restructuring costs and other one-time charges which included severance and non-cancellable commitment charges of $1.2 million; inventory related reserves of $2.9 million; receivable related reserves of $0.6 million; reserves against other assets of $0.3 million; and charges for non-cancelable commitments of $0.2 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 for further information.
(3)Includes approximately $8.2 million of one-time charges, including inventory related reserves of $3.2 million, accounts receivable reserves of $0.5 million, write-offs of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.
(4)Includes restructuring charges of $0.6 million recorded related to a realignment of the Company's corporate structure. See Note 9 for further information.
(5)Includes a $2.0 million tax benefit recorded as a result of tax legislation passed by Congress in March 2002 which resulted in the immediate recognition of deferred tax assets for which a valuation allowance had previously been recorded. See Note 6 for further information.

                                                                    Schedule II

                                AMX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended March 31, 2000, 2001 and 2002
                                (in thousands)

                                   Balance at           Deductions,  Balance
                                   beginning            Recoveries   at end
                                   of period  Additions   & Other   of period
                                   ---------- --------- ----------- ---------
  Allowance for Doubtful Accounts:
     Fiscal 2000..................   $  420    $  294     $  (332)   $  382
     Fiscal 2001..................   $  382    $1,074     $(1,093)   $  363
     Fiscal 2002..................   $  363    $  735     $    32    $1,130
  Inventory Reserve:
     Fiscal 2000..................   $  714    $   44     $    --    $  758
     Fiscal 2001..................   $  758    $2,957     $  (617)   $3,098
     Fiscal 2002..................   $3,098    $3,084     $(2,171)   $4,011
  Tax Valuation Allowance:
     Fiscal 2000..................   $1,352    $   --     $    --    $1,352
     Fiscal 2001..................   $1,352    $2,519     $    --    $3,871
     Fiscal 2002..................   $3,871    $4,211     $  (474)   $7,608