Form 10-Q
period 2002-06-30
AMX CORP /TX/
filed 2002-08-14
CIK 944248

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2002

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

Common Stock, $0.01 Par Value                     11,141,213
        (Title of Each Class)    (Number of Shares Outstanding at July 31, 2002)

                                 AMX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                      INDEX

                                                                                       PAGE NUMBER
Part I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Consolidated Balance Sheets at June 30, 2002 and March 31, 2002                3

              Consolidated Statements of Operations for the Three Months Ended               5
              June 30, 2002 and 2001

              Consolidated Statements of Cash Flows for the Three Months ended               6
              June 30, 2002 and 2001

              Notes to Consolidated Financial Statements                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition and               11
              Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    15

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                              16

              SIGNATURES                                                                    17

                                 AMX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 (UNAUDITED)
                                                                                   JUNE 30,        MARCH 31,
                                                                                -------------   -------------
                                                                                    2002            2002
                                                                                -------------   -------------
Current assets:
   Cash and cash equivalents................................................... $   1,183,928   $   1,245,452
   Receivables, less allowance for doubtful accounts of $857,000 at
    June 30, 2002 and $1,130,000 at March 31, 2002.............................    11,738,935      13,579,304
   Inventories.................................................................    11,509,210      11,700,211
   Income tax receivable.......................................................       302,518       1,981,273
   Prepaid expenses............................................................     1,269,876         859,875
   Other current assets........................................................       171,185              --
                                                                                -------------   -------------
Total current assets...........................................................    26,175,652      29,366,115

Property and equipment, at cost, net...........................................     7,650,907       8,265,011
Deposits and other.............................................................       196,378         312,242
Goodwill, less accumulated amortization of $1,098,000 at June 30, 2002 and
 March 31, 2002................................................................        70,634          70,634
                                                                                -------------   -------------

Total assets................................................................... $  34,093,571   $  38,014,002
                                                                                =============   =============

                                 AMX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 (UNAUDITED)
                                                                                   JUNE 30,        MARCH 31,
                                                                                -------------   -------------
                                                                                     2002            2002
                                                                                -------------   -------------
Current liabilities:
   Accounts payable.............................................................$   6,290,687   $   7,295,345
   Current portion of long-term debt............................................    1,021,450       1,021,450
   Line of credit...............................................................    4,900,000       7,600,000
   Accrued compensation.........................................................    1,460,173       1,400,564
   Accrued restructuring costs..................................................      311,154         448,495
   Accrued sales commissions....................................................      550,545         600,056
   Other accrued expenses.......................................................    2,514,528       2,846,132
                                                                                -------------   -------------
Total current liabilities.......................................................   17,048,537      21,212,042

Long-term debt .................................................................      766,088       1,013,002

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value:
       Authorized shares - 10,000,000
        Issued shares - none....................................................           --              --
   Common stock, $0.01 par value:
       Authorized shares-- 40,000,000
        Issued shares-- 11,583,525 at June 30, 2002 and March 31, 2002..........      115,835         115,835
   Additional paid-in capital...................................................   24,257,894      24,257,894
   Retained earnings............................................................   (3,626,499)     (4,116,487)
   Less treasury stock (496,476 shares).........................................   (4,468,284)     (4,468,284)
                                                                                -------------   -------------
Total shareholders' equity......................................................   16,278,946      15,788,958
                                                                                -------------   -------------

Total liabilities and shareholders' equity......................................$  34,093,571   $  38,014,002
                                                                                =============   =============

                             See accompanying notes.

                                 AMX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (UNAUDITED)
                                                             THREE MONTHS ENDED JUNE 30,
                                                               2002              2001
                                                          ---------------   --------------
Commercial system sales...............................    $    17,847,255   $   17,419,573
Residential system sales..............................          2,348,023        4,303,412
                                                          ---------------   --------------
   Net sales..........................................         20,195,278       21,722,985
Cost of sales.........................................          9,969,249       10,597,624
                                                          ---------------   --------------
   Gross profit.......................................         10,226,029       11,125,361
Selling and marketing expenses........................          5,561,918        7,095,808
Research and development expenses.....................          1,951,762        1,894,963
Restructuring costs...................................                 --          (43,279)
General and administrative expenses...................          2,030,776        1,691,911
                                                          ---------------   --------------
   Total operating expenses...........................          9,544,456       10,639,403
   Operating income...................................            681,573          485,958
Interest expense......................................            132,517          185,858
Other income, net.....................................             10,982            9,651
                                                          ---------------   --------------
Income before income taxes............................            560,038          309,751
Income tax provision..................................             70,050          108,413
                                                          ---------------   --------------
Net income............................................    $       489,988   $      201,338
                                                          ===============   ==============
Basic and diluted earnings per share..................    $          0.04   $         0.02
                                                          ===============   ==============

                             See accompanying notes.

                                 AMX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (UNAUDITED)
                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                2002             2001
                                                                           -------------    -------------
OPERATING ACTIVITIES
Net income............................................................     $     489,988       $  201,338
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Depreciation.......................................................           872,765          916,946
   Amortization.......................................................                --          168,608
   Provision for losses on receivables................................            51,777           75,000
   Provision for inventory obsolescence...............................           196,957           90,000
   Deferred income taxes..............................................                --           58,793
   Changes in operating assets and liabilities:
       Receivables....................................................         1,788,592         (745,904)
       Inventories....................................................            (5,956)       1,168,963
       Prepaid expenses and other assets..............................          (465,322)          (3,141)
       Accounts payable...............................................        (1,004,658)      (3,404,860)
       Accrued expenses...............................................          (487,459)        (405,138)
       Income taxes...................................................         1,707,367           10,855
                                                                           -------------    -------------
Net cash provided by (used in) operating activities...................         3,144,051       (1,868,540)

INVESTING ACTIVITIES
Purchase of property and equipment....................................          (258,661)      (1,663,243)
                                                                           -------------    -------------
Net cash used in investing activities.................................          (258,661)      (1,663,243)

FINANCING ACTIVITIES
Sale of common stock-- net of expenses, and exercise of stock options.                --          410,650
Net increase (decrease) in line of credit.............................        (2,700,000)       3,325,000
Repayments of long-term debt..........................................          (246,914)        (277,282)
                                                                           -------------    -------------
Net cash provided by (used in) financing activities...................        (2,946,914)       3,458,368

Effect of exchange rate changes on cash...............................                --           (1,103)
                                                                           -------------    -------------
Net decrease in cash and cash equivalents.............................           (61,524)         (74,518)

Cash and cash equivalents at beginning of period......................         1,245,452        1,607,797
                                                                           -------------    -------------
Cash and cash equivalents at end of period............................     $   1,183,928    $   1,533,279
                                                                           =============    =============

                             See accompanying notes.

                                 AMX CORPORATION
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the AMX Corporation ("AMX" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2002, are unaudited (except for the March 31, 2002 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior quarter amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2003.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                    2002             2001
                                                                -------------    -------------
Numerator:
Net income                                                      $     489,988    $     201,338
                                                                =============    =============

Denominator:
Denominator for basic earnings per share --
 Weighted-average shares outstanding........................       11,087,049       10,861,601
Effect of dilutive securities:
Employee stock options......................................              831          127,141
                                                                -------------    -------------

Denominator for diluted earnings per share..................       11,087,880       10,988,742
                                                                =============    =============

Basic earnings per share....................................    $        0.04    $        0.02
                                                                =============    =============
Diluted earnings per share..................................    $        0.04    $        0.02
                                                                =============    =============

Of the total stock options outstanding, 1,840,444 and 1,584,820 shares were excluded from the computation of diluted earnings per share for the quarters ended June 30, 2002 and 2001, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

3.   Inventories

The components of inventories are as follows:

                                                         JUNE 30, 2002       MARCH 31, 2002
                                                         --------------      --------------
Raw materials                                            $    5,622,376      $    6,237,584
Work in progress                                              1,380,965           2,346,446
Finished goods                                                8,082,841           7,126,905
Less reserve for obsolescence                                (3,576,972)         (4,010,724)
                                                         --------------      --------------

Total                                                    $   11,509,210      $   11,700,211
                                                         ==============      ==============

4.   Restructuring Costs

Salt Lake City Relocation

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The Salt Lake City location included a majority of the Company's residential operations. A total of 94 employees were impacted by this action, with 26 employees accepting positions in Dallas and 68 employees being terminated. In connection with this restructuring activity, the Company recorded a charge of $2.6 million that represented severance costs, a write-down of assets, and leasehold cancellation charges. All severance payments, severance forfeitures, and asset write-downs were completed prior to March 31, 2001.

The leasehold cancellation charges represented the Company's estimated costs to fulfill its remaining lease obligations for the Salt Lake City facilities, a portion of which was subleased to a third party. The Company reversed the leasehold cancellation reserve as sublease income was received from the sublessee. The reserve was also reduced for lease payments made to the landlord in excess of the sublease income received. As of June 30, 2002, the Company has a remaining reserve of $0.1 million representing the residual leasehold termination penalty for the Salt Lake City facilities.

The following is a summary of the Salt Lake City restructuring action from inception through June 30, 2002 (in thousands):

                                                                                    Write down
                                                                       Leashold     of property
                                                                     cancellation      and
                                                        Severance      charges       equipment      Total
                                                       ------------------------------------------------------
Initial Restructuring Reserve                          $     1,304   $        649   $       655   $     2,608

Activity through March 31, 2002:
     Severance payments                                       (914)             -             -          (914)
     Severance forfeitures                                    (390)             -             -          (390)
     Payment of lease expenses                                   -           (151)            -          (151)
     Reduction of lease obligation through sublease              -           (268)            -          (268)
     Correction of leasehold cancellation reserve                -           (118)            -          (118)
     Non-cash write down of property and equipment               -              -          (655)         (655)
                                                       ------------------------------------------------------
Reserve at March 31, 2002                                        -            112             -           112

Activity through June 30, 2002:                                  -              -             -             -
                                                       ------------------------------------------------------
Reserve at June 30, 2002                               $         -   $        112   $         -   $       112
                                                       ======================================================

Consumer Broadband Division

In the fourth quarter of fiscal 2001, the Company initiated a corporate-wide restructuring plan that included the discontinuation of its Consumer Broadband Division and retail distribution strategy and a reduction of approximately 44 employees or 10% of the Company's workforce. This severance action affected employees across the Company, although many of the terminated employees were from either the Company's Consumer Broadband Division or information systems department. The severance of the 44 employees and discontinuance of the Consumer Broadband Division was completed prior to March 31, 2001, although certain commitments continued into fiscal 2002, and certain severance payments will continue through December 2002. In conjunction with this plan, the Company recorded a charge of $2.2 million, of which $1.2 million was included in restructuring costs, $0.7 million was included in cost of sales, and $0.2 million was included as a reversal to revenue.

The following is a summary of the consumer broadband and corporate-wide restructuring action from inception through June 30, 2002 (in thousands):

                                                                      Inventory       Write down of     Non-cancelable
                                                                       related       receivables and     commitments
                                                         Severance     charges      intangible assets      and other      Total
                                                       --------------------------------------------------------------------------
Initial Restructuring Reserve                          $       859   $        715   $             452   $          145   $  2,171

Activity through March 31, 2002:
  Severance payments                                          (645)             -                   -                -       (645)
  Write down of inventory                                        -           (715)                  -                -       (715)
  Write down of receivables and intangible assets                -              -                (452)               -       (452)
  Other payments                                                 -              -                   -             (145)      (145)
                                                       --------------------------------------------------------------------------
Reserve at March 31,2002                                       214              -                   -                -        214

Activity through June 30, 2002:
  Severance payments                                           (75)             -                   -                -        (75)
                                                       --------------------------------------------------------------------------
Reserve at June 30, 2002                               $       139   $          -   $               -   $            -   $    139
                                                       ==========================================================================

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

The following is a summary of the corporate realignment from inception through June 30, 2002 (in thousands):

                                                            Severance
                                                          -------------
Initial Restructuring Reserve                             $         600

Activity through March 31, 2002:
     Severance payments                                            (359)
     Other payments                                                 (29)
     Reversals                                                      (90)
                                                          -------------
Reserve at March 31, 2002                                           122

Activity through June 30, 2002:
     Severance payments                                             (47)
     Other payments                                                 (15)
                                                          -------------
Reserve at June 30, 2002                                  $          60
                                                          =============

5.   Debt

     The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. ("Bank One"). The line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables and inventory. At June 30, 2002, $4.9 million was outstanding under the revolving line of credit agreement and $5.3 million was available for future borrowings under the facility's borrowing base limits. This revolving line of credit expires on September 1, 2002, and is expected to be renewed. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $1.8 million as of June 30, 2002. Based on prevailing market rates, the carrying value of the Company's short and long term debt approximates market. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the AMX Corporation ("AMX" or the "Company") Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

FORWARD-LOOKING INFORMATION

     Certain information included herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: the Company's strategic alliances; the ability to develop distribution channels for new products; dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether the Company's systems and equipment or those of its customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of the Company's key customers and suppliers; the complexity of new products; ongoing research and development; reliance on third party manufacturers; foreign exchange risks; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; the ability to protect intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of the Company's products and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to product development and acceptance, inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

OVERVIEW

     AMX Corporation is a leading developer and marketer of systems that control, as an integrated network, a variety of otherwise incompatible electronic devices. AMX simplifies the automation and integration of audio/video, environmental and communications technologies through a variety of intuitive user interfaces. The Company's systems are used in many different vertical markets such as Broadcasting, Education, Entertainment, Government, Healthcare, Home Theater, Hotels, Houses of Worship, Private Transportation, Network Operations Centers, Presentation Facilities, Retail, and Whole Home Automation. The Company's systems are able to accommodate evolving technologies, and currently provide centralized control for over 12,000 different electronic devices including but not limited to video components, audio components, teleconferencing devices, lighting equipment, educational media, environmental control systems, and security systems. The Company's control systems are compatible with the Internet, which allows the end users to communicate with their control systems, as well as send and receive commands, content or information from a remote location.

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

RESULTS OF OPERATIONS

     The following table contains the Company's consolidated statements of operations for the three-month periods ended June 30, 2002 and 2001, both as reported and pro-forma results excluding net restructuring charges:

                                                             Pro Forma                       As reported
                                                   -----------------------------    ------------------------------

                                                        Three Months Ended               Three Months Ended
                                                        June 30 (Unaudited)              June 30 (Unaudited)
                                                   -----------------------------    ------------------------------
                                                       2002           2001 (a)          2002             2001
                                                   -------------    ------------    -------------    -------------
Commercial system sales                            $      17,847    $     17,420    $      17,847    $      17,420
Residential system sales                                   2,348           4,303            2,348            4,303
                                                   -------------    ------------    -------------    -------------
     Net sales                                            20,195          21,723           20,195           21,723

Cost of sales                                              9,969          10,598            9,969           10,598
                                                   -------------    ------------    -------------    -------------

Gross profit                                              10,226          11,125           10,226           11,125
                                                   -------------    ------------    -------------    -------------

Selling and marketing expenses                             5,562           7,096            5,562            7,096
Research and development expenses                          1,952           1,895            1,952            1,895
Restructuring costs                                            -               -                -              (43)
General and administrative expenses                        2,031           1,691            2,031            1,691
                                                   -------------    ------------    -------------    -------------

Total operating expenses                                   9,545          10,682            9,545           10,639
                                                   -------------    ------------    -------------    -------------

Operating income                                             681             443              681              486
Interest expense                                             132             186              132              186
Other income, net                                             11              10               11               10
                                                   -------------    ------------    --------------   -------------

Income before income taxes                                   560             267              560              310

Income tax provision                                          70             109               70              109
                                                   -------------    ------------    -------------    -------------

Net income                                         $         490    $        158    $         490    $         201
                                                   =============    ============    =============    =============

Basic earnings per share                           $        0.04    $       0.01    $        0.04    $        0.02
                                                   =============    ============    =============    =============

Diluted earnings per share                         $        0.04    $       0.01    $        0.04    $        0.02
                                                   =============    ============    =============    =============

Shares outstanding - basic                            11,087,049      10,861,601       11,087,049       10,861,601
                                                   =============    ============    =============    =============

Shares outstanding - diluted                          11,087,880      10,988,742       11,087,880       10,988,742
                                                   =============    ============    =============    =============

(a) Pro-forma results for the three months ended June 30,2001 exclude restructuring reversals of $43,000 related to lease obligations of the Company's Salt Lake City facilities.

THREE MONTHS ENDED JUNE 30, 2002 RESULTS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

 We recorded sales during the quarters ended June 30, 2002 and 2001 as follows:

     Market                      June 30, 2002     June 30, 2001       Change
     ------                      -------------     -------------     ---------

     Commercial:

       Domestic                  $  11,904,046     $  11,607,357           2.6%

       International                 5,943,209         5,812,216           2.3%
                                 -------------     -------------     ---------
     Total Commercial               17,847,255        17,419,573           2.5%
                                 -------------     -------------     ---------

     Residential                     2,348,023         4,303,412         (45.4)%
                                 -------------     -------------     ---------
     Total Sales                 $  20,195,278     $  21,722,985          (7.0)%
                                 =============     =============     =========

     Domestic and international commercial sales grew 2.5% to $17.8 million from $17.4 million for the quarter ended June 30, 2001. Domestic commercial revenue grew 8.2% from the trailing quarter ended March 31, 2002. This growth reflects broad market support for the Company's NetLinx product offering as a control solution in an increasing number of networked environments. Residential sales declined 45% compared to the same quarter of last year. The Company's residential sales have been adversely affected by the Company's focus on the consumer broadband market in fiscal 2000 and 2001. In addition, the Company's relocation of its Salt Lake City operations to Dallas in September 2000 further diluted its focus on the residential channel. The Company's product development and sales and marketing strategies are now focused on its core business, advanced control technology, for both the residential and commercial markets.

     Gross margins of 51% for the quarter ended June 30, 2002 were comparable to the same quarter last year, and were up from 50% for the trailing quarter ended March 31, 2002. The improvement over the trailing quarter is a reflection of lower costs in the Company's manufacturing operations as a result of the continued implementation the Company's outsourcing strategy, as the costs of implementing the strategy are beginning to diminish. The plan is expected to be completed by the end of calendar 2002, at which time approximately 92% of the Company's products will be turnkey manufactured.

     Selling and marketing expenses declined significantly to $5.6 million or 28% of net sales compared to $7.1 million or 33% of net sales for the first quarter of fiscal 2002. The decrease in selling and marketing expenses is directly attributable to the improved operations management and cost control initiatives launched in the latter half of fiscal 2002. Research and development expenses were $2.0 million or 10% of net sales compared to $1.9 million or 9% of net sales for the first quarter of fiscal 2002. The Company has committed to an aggressive research and development plan for fiscal 2003, and expects research and development expenditures to continue to increase over fiscal 2002 levels as this plan progresses. General and administrative expenses increased to $2.0 million or 10% of net sales compared to $1.7 million or 8% of net sales for the first quarter of fiscal 2002. This increase is primarily a result of increased headcount in certain functional support areas of the Company.

     Interest expense was $0.1 million or 0.7% of net sales compared to $0.2 million or 0.9% of net sales for the first quarter of fiscal 2002. This decline is primarily attributable to lower average outstanding balances on the Company's revolving line of credit during the first quarter of fiscal 2003.

     The Company's effective tax rate was approximately 13% for the quarter ended June 30, 2002. The tax provision of $70,000 recorded for the quarter principally represents foreign taxes on its U.K. and Singapore subsidiaries. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company recorded a full valuation allowance on its deferred tax assets in the quarter ended September 30, 2001. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended June 30, 2002, cash provided by operations was $3.1 million, consisting of earnings before depreciation and amortization of $1.4 million, a reduction of accounts receivable of $1.8 million, and income tax refunds of approximately $1.7 million, offset by a decline in accounts payable of $1.0 million and changes in other operating assets and liabilities of $0.9 million. Capital expenditures amounted to $0.3 million, consisting of expenditures for tooling equipment located at the Company's manufacturing partners' facilities, and other normal recurring capital expenditures. The Company used the cash provided by operations to reduce outstanding debt by $2.9 million.

     The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. ("Bank One"). The line of credit provides for interest at varying rates of the Company's choice based on the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables and inventory. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of June 30, 2002. At June 30, 2002, $4.9 million was outstanding under the revolving line of credit agreement and $5.3 million was available for future borrowings under the facility's borrowing base limits. This revolving line of credit expires on September 1, 2002, and is expected to be renewed. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $1.8 million as of June 30, 2002. Based on prevailing market rates, the carrying value of the Company's short and long term debt approximates market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     From March 31, 2002 until June 30, 2002, there were no material changes from the information concerning market risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commision on June 28, 2002 (file no. 0-26924).

                                 AMX CORPORATION
                           PART II. OTHER INFORMATION

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

         3.4 Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant's Form 10-K for the fiscal year ended March 31, 2002, File No. 0-026924).

        +99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        +99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        +      Filed herewith.

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

                                            AMX CORPORATION


Date:    August 14, 2002              By:     /s/ Jean M. Nelson
                                          --------------------------------------
                                              Jean M. Nelson
                                              Vice President and Chief Financial
                                              Officer (Duly Authorized Officer
                                              and Principal Financial Officer)