Form 10-Q
period 2002-09-30
AMX CORP /TX/
filed 2002-11-14
CIK 944248

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number 0-26924

AMX Corporation
(Exact name of registrant as specified in its charter)

Texas	75-1815822
(State of Incorporation)	(I.R.S. Employer Identification No.)

3000 Research Drive Richardson, Texas	75082
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (469) 624-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Common Stock, $0.01 Par Value (Title of Each Class)	11,141,213 (Number of Shares Outstanding at October 31, 2002)

AMX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

AMX CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	March 31,
ASSETS	2002	2002
Current assets:
Cash and cash equivalents	$2,816,288	$1,245,452
Receivables, less allowance for doubtful accounts of $816,000 at September 30, 2002 and $1,130,000 at March 31, 2002	9,873,130	13,579,304
Inventories	10,796,602	11,700,211
Income tax receivable	101,451	1,908,225
Prepaid expenses	1,016,293	859,875
Other current assets	57,934	—

Total current assets	24,661,698	29,293,067

Property and equipment, at cost, net	7,934,343	8,265,011
Deposits and other	357,345	312,242
Goodwill, less accumulated amortization of $1,098,000 at September 30, 2002 and March 31, 2002	70,634	70,634

Total assets	$33,024,020	$37,940,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,121,835	$7,295,345
Current portion of long-term debt	1,021,450	1,021,450
Line of credit	4,000,000	7,600,000
Accrued compensation	1,306,833	1,400,564
Accrued restructuring costs	204,424	448,495
Accrued sales commissions	457,856	600,056
Other accrued expenses	2,727,584	2,773,084

Total current liabilities	14,839,982	21,138,994

Long-term debt	510,725	1,013,002

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 10,000,000
Issued shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000
Issued shares — 11,637,689 at September 30, 2002 and 11,583,525 at March 31, 2002	116,377	115,835
Additional paid-in capital	24,333,344	24,257,894
Retained deficit	(2,308,124)	(4,116,487)
Less treasury stock (496,476 shares)	(4,468,284)	(4,468,284)

Total shareholders’ equity	17,673,313	15,788,958

Total liabilities and shareholders’ equity	$33,024,020	$37,940,954

See accompanying notes.

AMX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Commercial system sales	$19,747,261	$19,970,481	$37,594,516	$37,390,054
Residential system sales	2,479,146	3,035,753	4,827,169	7,339,165

Total sales	22,226,407	23,006,234	42,421,685	44,729,219
Cost of sales	10,829,838	13,874,707	20,799,087	24,472,331

Gross profit	11,396,569	9,131,527	21,622,598	20,256,888

Selling and marketing expenses	5,208,224	8,264,220	10,770,142	15,360,028
Research and development expenses	2,439,087	1,938,295	4,390,849	3,833,258
Restructuring costs	—	(46,463)	—	(89,742)
General and administrative expenses	2,177,180	2,551,188	4,207,956	4,243,099

Total operating expenses	9,824,491	12,707,240	19,368,947	23,346,643

Operating income (loss)	1,572,078	(3,575,713)	2,253,651	(3,089,755)

Interest expense	110,186	223,509	242,703	409,367
Other income (expense), net	(2,183)	(96,662)	8,797	(87,011)

Income (loss) before income taxes	1,459,709	(3,895,884)	2,019,745	(3,586,133)
Income tax provision	141,334	4,237,208	211,382	4,345,621

Net income (loss)	$1,318,375	$(8,133,092)	$1,808,363	$(7,931,754)

Basic earnings (loss) per share	$0.12	$(0.74)	$0.16	$(0.72)

Diluted earnings (loss) per share	$0.12	$(0.74)	$0.16	$(0.72)

See accompanying notes.

AMX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2002	2001
Operating Activities
Net income (loss)	$1,808,363	$(7,931,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,664,715	2,126,736
Amortization	—	333,980
Write-down of demonstration equipment	—	708,813
Write-down of goodwill	—	90,197
Provision for losses on receivables	262,045	515,322
Provision for inventory obsolescence	354,357	2,636,092
Deferred income taxes and valuation allowance	—	4,331,632
Changes in operating assets and liabilities:
Receivables	3,444,129	(2,514,803)
Inventories	549,252	(1,659,171)
Prepaid expenses and other assets	(227,370)	(160,660)
Accounts payable	(2,173,510)	2,020,530
Other accrued expenses	(525,502)	(793,965)
Income taxes	1,806,774	—

Net cash provided by (used in) operating activities	6,963,253	(297,051)

Investing Activities
Purchase of property and equipment	(1,366,132)	(2,189,768)

Net cash used in investing activities	(1,366,132)	(2,189,768)

Financing Activities
Sale of common stock — net proceeds	75,992	591,782
Net increase (decrease) in line of credit	(3,600,000)	1,700,000
Repayments of long-term debt	(502,277)	(590,616)

Net cash provided by (used in) financing activities	(4,026,285)	1,701,166

Effect of exchange rate changes on cash	—	(1,103)

Net increase (decrease) in cash and cash equivalents	1,570,836	(786,756)

Cash and cash equivalents at beginning of period	1,245,452	1,607,797

Cash and cash equivalents at end of period	$2,816,288	$821,041

See accompanying notes.

AMX Corporation
Notes to Consolidated Financial Statements

1.     Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the AMX Corporation (“AMX” or the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2002, are unaudited (except for the March 31, 2002 consolidated balance sheet, which was derived from the Company’s audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2003.

2.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$1,318,375	$(8,133,092)	$1,808,363	$(7,931,754)

Denominator:
Denominator for basic earnings per share: Weighted-average shares outstanding	11,132,382	11,035,819	11,109,839	10,949,186
Effect of dilutive securities:
Employee stock options	4,026	—	2,305	—

Denominator for diluted earnings per share	11,136,408	11,035,819	11,112,144	10,949,186

Basic and diluted earnings (loss) per share	$0.12	$(0.74)	$0.16	$(0.72)

Of the total stock options outstanding, 1,763,450 and 1,801,947 shares were excluded from the computation of diluted earnings per share for the quarter and six months ended September 30, 2002, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. Had the Company reported net income for the three and six months ended September 30, 2001, 320,003 and 449,037 potentially dilutive shares would have been included in the computation of diluted earnings per share, respectively.

3.    Inventories

The components of inventories are as follows:

	September 30, 2002	March 31, 2002
Raw materials	$5,269,520	$6,237,584
Work in progress	711,975	2,346,446
Finished goods	8,560,070	7,126,905
Less reserve for obsolescence	(3,744,963)	(4,010,724)

Total	$10,796,602	$11,700,211

4.    Restructuring Costs

Salt Lake City Relocation

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The Salt Lake City location included a majority of the Company’s residential operations. A total of 94 employees were impacted by this action, with 26 employees accepting positions in Dallas and 68 employees being terminated. In connection with this restructuring activity, the Company recorded a charge of $2.6 million that represented severance costs, a write-down of assets, and leasehold cancellation charges. All severance payments, severance forfeitures, and asset write-downs were completed prior to March 31, 2001.

The leasehold cancellation charges represented the Company’s estimated costs to fulfill its remaining lease obligations for the Salt Lake City facilities, a portion of which was subleased to a third party. The Company reversed the leasehold cancellation reserve as sublease income was received from the sublessee. The reserve was also reduced for lease payments made to the landlord in excess of the sublease income received. As of September 30, 2002, the Company has a remaining reserve of approximately $112,000 representing the estimated remaining leasehold payments for the Salt Lake City facilities.

The following is a summary of the Salt Lake City restructuring action from inception through September 30, 2002 (in thousands):

	Severance	Leashold cancellation charges	Write down of property and equipment	Total
Initial Restructuring Reserve	$1,304	$649	$655	$2,608

Activity through March 31, 2002:
Severance payments	(914)	—	—	(914)
Severance forfeitures	(390)	—	—	(390)
Payment of lease expenses	—	(151)	—	(151)
Reduction of lease obligation through sublease	—	(268)	—	(268)
Correction of leasehold cancellation reserve	—	(118)	—	(118)
Non-cash write down of property and equipment	—	—	(655)	(655)

Reserve at March 31, 2002	—	112	—	112

Activity through September 30, 2002:	—	—	—	—

Reserve at September 30, 2002	$—	$112	$—	$112

Consumer Broadband Division

In the fourth quarter of fiscal 2001, the Company initiated a corporate-wide restructuring plan that included the discontinuation of its Consumer Broadband Division and retail distribution strategy as well as reduction of approximately 44 employees or 10% of the Company’s workforce. This severance action affected employees across the Company, although many of the terminated employees were from either the Company’s Consumer Broadband Division or information systems department. The severance of the 44 employees and discontinuance of the Consumer Broadband Division was completed prior to March 31, 2001, although certain commitments continued into fiscal 2002, and certain severance payments will continue through December 2002. In conjunction with this plan, the Company recorded a charge of $2.2 million, of which $1.2 million was included in restructuring costs, $0.7 million was included in cost of sales, and $0.2 million was included as a reversal to revenue. As of September 30, 2002, the Company has a remaining reserve of approximately $64,000 representing future severance payments.

The following is a summary of the consumer broadband and corporate-wide restructuring action from inception through September 30, 2002 (in thousands):

	Severance	Inventory related charges	Write down of receivables and intangible assets	Non-cancelable commitments and other	Total
Initial Restructuring Reserve	$859	$715	$452	$145	$2,171

Activity through March 31, 2002:
Severance payments	(645)	—	—	—	(645)
Write down of inventory	—	(715)	—	—	(715)
Write down of receivables and intangible assets	—	—	(452)	—	(452)
Other payments	—	—	—	(145)	(145)

Reserve at March 31, 2002	214	—	—	—	214

Activity through September 30, 2002:
Severance payments	(150)	—	—	—	(150)

Reserve at September 30, 2002	$64	$—	$—	$—	$64

Corporate Structure Realignment

In the third quarter of fiscal 2002, the Company announced a restructuring program that included the realignment of its corporate structure and a reduction of its workforce. The personnel reductions included 66 positions, which were primarily Dallas-based personnel. The reduction in workforce was completed prior to December 31, 2001, although certain severance and other payments continued into the fourth quarter of fiscal 2002 and beyond. In conjunction with this corporate realignment, the Company recorded a charge of $0.6 million, all of which was included in restructuring costs. As of September 30, 2002, the Company has a remaining reserve of approximately $28,000 representing future severance payments.

The following is a summary of the corporate realignment from inception through September 30, 2002 (in thousands):

Severance
Initial Restructuring Reserve	$600

Activity through March 31, 2002:
Severance payments	(359)
Other payments	(29)
Reversals	(90)

Reserve at March 31, 2002	122

Activity through September 30, 2002:
Severance payments	(71)
Other payments	(23)

Reserve at September 30, 2002	$28

5.    One Time Charges

During the year-ago quarter ended September 30, 2001, the Company recorded one-time charges of approximately $4.0 million. These one-time charges included reserves for inventory obsolescence of $2.5 million, a charge of $0.7 million taken to write off certain assets, additional receivable related reserves of $0.5 million, and a write off of miscellaneous intangibles of $0.3 million.

As a result of the aforementioned charges and historical operating performance of the Company at the time, the Company also recorded a tax provision of approximately $4.2 million for the quarter ended September 30, 2001 in order to record a valuation allowance against its deferred tax assets. Although the Company anticipated a return to profitability, generally accepted accounting principles require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets.

6.    Debt

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The interest rate varies depending on the ratio of indebtedness to EBITDA as defined in the loan agreement. The line of credit is collateralized by the assets of the Company and its subsidiaries. At September 30, 2002, $4.0 million was outstanding under the revolving line of credit agreement and $5.9 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $1.0 million as of September 30, 2002. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of September 30, 2002.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the AMX Corporation (“AMX” or the “Company”) Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular period are not necessarily indicative of results of operations for a full year.

Forward-Looking Information

Certain information included herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: the Company’s strategic alliances; the ability to develop distribution channels for new products; dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether the Company’s systems and equipment or those of its customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of the Company’s key customers and suppliers; the complexity of new products; ongoing research and development; reliance on third party manufacturers; foreign exchange risks; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; the ability to protect intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of the Company’s products; and other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to product development and acceptance, inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management’s current expectations of the Company’s near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

OVERVIEW

AMX Corporation is a leading developer and marketer of systems that control, as an integrated network, a variety of otherwise incompatible electronic devices. AMX simplifies the automation and integration of audio/video, environmental and communications technologies through a variety of intuitive user interfaces. The Company’s systems are used in many different vertical markets such as Broadcasting, Education, Entertainment, Government, Healthcare, Home Theater, Hotels, Houses of Worship, Private Transportation, Network Operations Centers, Presentation Facilities, Retail, and Whole Home Automation. The Company’s systems are able to accommodate evolving technologies, and currently provide centralized control for over 12,000 different electronic devices including but not limited to video components, audio components, teleconferencing devices, lighting equipment, educational media, environmental control systems, and security systems. The Company’s control systems are compatible with the Internet, which allows the end users to communicate with their control systems, as well as send and receive commands, content or information from a remote location.

Applications in the commercial market for the Company’s integrated control systems include: use for presentations in corporate board rooms, business training centers, and distance learning classrooms; controls for hotels, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and educational facilities; and decision support centers for industrial applications. In the residential market, the Company’s products enable individuals to create an integrated home automation system that can control audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

The Company’s system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers’ representatives in areas not served by Company offices. The Company principally relies on approximately 1,000 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. In addition to maintaining offices in the United Kingdom and Mexico, the Company relies on an international network of 21 exclusive distributors and over 200 dealers to serve its worldwide markets. Dealers and distributors can use the AMX design software to tailor the Company’s control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

The Company’s strategy is to take advantage of the growth in the market for its products by bringing the power and flexibility of integrated control technology to a wide variety of settings. Elements of the Company’s strategy include:

•	Simplification of system installation;

•	Continued product enhancement and development;

•	Emphasis on customer support, service and training;

•	Domestic and international distribution expansion;

•	Flexible systems to accommodate emerging technologies; and

•	Development of alliances with key electronic industry companies.

The Company’s primary manufacturing strategy is to contract with a small number of ISO Certified manufacturers, located both domestically and in the Pacific Rim, in order to take advantage of the manufacturing expertise and efficiencies these vendors offer. This outsourcing extends from prototyping to volume manufacturing, and includes activities such as material procurement, final assembly, test, and quality control. The Company currently outsources over 85% of its products.

The Company’s quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors. These factors include seasonal purchasing of the Company’s dealers and distributors, particularly from international distributors, OEMs, and other large customers; sales and marketing expenses related to entering new markets; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix.

FISCAL 2001 RESTRUCTURING AND ONE-TIME CHARGES

During the year-ago quarter ended September 30, 2001, the Company recorded one-time charges of approximately $4.0 million. These one-time charges included reserves for inventory obsolescence of $2.5 million, a charge of $0.7 million taken to write off certain assets, additional receivable related reserves of $0.5 million, and a write off of miscellaneous intangibles of $0.3 million.

As a result of the aforementioned charges and historical operating performance, the Company also recorded a tax provision of approximately $4.2 million for the quarter ended September 30, 2001 in order to record a valuation allowance against its deferred tax assets. Although the Company anticipated returning to profitability, generally accepted accounting principles require that historical operating performance weigh heavily in assessing the realizability of deferred tax assets.

Results of Operations

The following table contains the Company’s consolidated statements of operations for the three and six month periods ended September 30, 2002 and 2001, both as reported and 2001 pro-forma results excluding the aforementioned one-time charges and net restructuring costs (in thousands):

	Three Months Ended September 30 (Unaudited)			Six Months Ended September 30 (Unaudited)
	2002	Pro forma 2001 (a) (b)	As reported 2001	2002	Pro forma 2001 (a) (b)	As reported 2001
Commercial sales	$19,747	$19,970	$19,970	$37,595	$37,390	$37,390
Residential sales	2,479	3,036	3,036	4,827	7,339	7,339

Net sales	22,226	23,006	23,006	42,422	44,729	44,729

Cost of sales	10,830	11,498	13,875	20,799	22,095	24,472

Gross profit	11,396	11,508	9,131	21,623	22,634	20,257
Gross profit percentage	51.3%	50.0%	39.7%	51.0%	50.6%	45.3%

Selling and marketing expenses	5,208	7,395	8,264	10,770	14,491	15,360
Research and development expenses	2,439	1,938	1,938	4,391	3,833	3,834
Restructuring costs	—	—	(46)	—	—	(90)
General and administrative expenses	2,177	1,959	2,551	4,208	3,651	4,243

Total operating expenses	9,824	11,292	12,707	19,369	21,975	23,347

Operating profit (loss)	1,572	216	(3,576)	2,254	659	(3,090)
Operating profit percentage	7.1%	0.9%	nm	5.3%	1.5%	nm

Interest expense	110	224	224	243	409	409
Other income, net	(2)	37	(96)	9	46	(87)

Income (loss) before income taxes	1,460	29	(3,896)	2,020	296	(3,586)

Income tax expense	142	26	4,237	212	135	4,346

Net income (loss)	$1,318	$3	$(8,133)	$1,808	$161	$(7,932)

(a)	Pro forma results for the three and six months ended September 30, 2001 exclude restructuring reversals of $46,000 and $90,000, respectively.

(b)
Pro forma results for the three and six months ended September 30, 2001 exclude $8.2 million of one-time charges which included inventory related reserves of $3.2 million; additional accounts receivable reserves of $0.5 million; the write-off of miscellaneous intangibles of $0.3 million; and a valuation allowance against deferred tax assets of $4.2 million. These charges were recorded in the following financial statement line items: Cost of sales, $2.4 million; Selling and marketing expenses, $0.9. million; General and administrative expenses, $0.6 million; Other expense, $0.1 million; and Income tax expense, $4.2 million.

THE FOLLOWING DISCUSSIONS OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 RESULTS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THE SIX MONTHS ENDED SEPTEMBER 30, 2002 RESULTS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001 ARE PRESENTED ON A PRO-FORMA BASIS EXCLUDING THE ONE TIME AND RESTRUCTURING CHARGES NOTED ABOVE.

Three Months Ended September 30, 2002 Results Compared to Three Months Ended September 30, 2001

The Company recorded sales during the quarters ended September 30, 2002 and 2001 as follows:

Market	September 30, 2002	September 30, 2001	Change

Commercial:

Domestic	$12,663,692	$13,861,265	(9)%

International	7,083,569	6,109,216	16%

Total Commercial	19,747,261	19,970,481	(1)%

Residential	2,479,146	3,035,753	(18)%

Total Sales	$22,226,407	$23,006,234	(3)%

Total sales declined 3% over the year-ago quarter. The year-ago quarter was favorably impacted by shipping delays experienced during the immediately preceding quarter as a result of challenges encountered in connection with the Company’s ERP system implementation, which went “live” in June 2001. Total commercial revenue declined 1%, consisting of a 9% decrease in domestic commercial revenue, offset by a 16% increase in international commercial revenue. The decline in domestic commercial revenue is a result of the elevated year-ago revenues, the continued residual impact of the Company’s focus on the broadband market in fiscal 2000 and 2001, and the residual impact of other historical operational issues. These issues have also adversely affected the Company’s residential sales, which declined 18% over the year-ago quarter. These issues have had a lesser impact on our international channel, which was up 16% over the year-ago quarter, due to its two-tier distribution structure. In fiscal 2003, the Company has invested significant resources in research and development, and has announced several new products as a result of these efforts. These products are expected to lead to long-term growth for both the residential and commercial markets. The Company expects that it could take several months to realize the growth potential of these new products because typical system integration projects have long lead times and equipment specifications are made early in the design phase.

Gross margins of 51% for the quarter ended September 30, 2002 were up from pro-forma margins of 50% for the year-ago quarter. The improvement over the trailing quarter is a reflection of lower costs in the Company’s manufacturing operations as a result of the continued implementation of the Company’s outsourcing strategy and vendor consolidation.

Selling and marketing expenses declined significantly to $5.2 million or 23% of net sales compared to $7.4 million or 32% of net sales for the second quarter of fiscal 2002. The decrease in selling and marketing expenses is a result of improved operations management and cost control initiatives launched in the latter half of fiscal 2002, including reduced headcount in the Company’s domestic and international sales organizations. Research and development expenses were $2.4 million or 11% of net sales compared to $1.9 million or 8% of net sales for the first quarter of fiscal 2002. This increase was anticipated as a result of the incremental research and development efforts initiated by the Company in fiscal 2003. The Company has planned to increase its research and development spending significantly over prior year levels. General and administrative expenses were $2.2 million or 10% of net sales compared to $2.0 million or 9% of net sales for the first quarter of fiscal 2002. This increase is primarily a result of increased salary and incentive compensation expense.

Interest expense was $0.1 million or 0.5% of net sales compared to $0.2 million or 1.0% of net sales for the second quarter of fiscal 2002. This decline is primarily attributable to lower average outstanding balances on the Company’s revolving line of credit during fiscal 2003.

The Company’s effective tax rate was approximately 10% for the quarter ended September 30, 2002. The tax provision of $142,000 recorded for the quarter principally represents foreign taxes on its U.K. subsidiary. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company recorded a full valuation allowance on its deferred tax assets in the quarter ended September 30, 2001. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

Six Months Ended September 30, 2002 Results Compared to Six Months Ended September 30, 2001

The Company recorded sales during the six months ended September 30, 2002 and 2001 as follows:

	Six Months Ended September 30,		Change
Market	2002	2001

Commercial:

Domestic	$24,567,738	$25,468,622	(4)%

International	13,026,778	11,921,432	9%

Total Commercial	37,594,516	37,390,054	1%

Residential	4,827,169	7,339,165	(34)%

Total Sales	$42,421,685	$44,729,219	(5)%

Total sales declined 5% over the year-ago period. Total commercial revenue increased 1%, consisting of a 4% decrease in domestic commercial revenue, offset by a 9% increase in international commercial revenue. The decline in domestic commercial revenue is a result of the continued residual impact of the Company’s focus on the broadband market in fiscal 2000 and 2001, and the residual impact of other historical operational issues. These issues have also adversely affected the Company’s residential sales, which declined 34% over the year-ago period. These issues have had a lesser impact on our international channel, which was up 9% over the year-ago period, due to its two-tier distribution structure. In fiscal 2003, the Company has invested significant resources in research and development, and has announced several new products as a result of these efforts. These products are expected to lead to long-term growth for both the residential and commercial markets. The Company expects that it could take several months to realize the growth potential of these new products because typical system integration projects have long lead times and equipment specifications are made early in the design phase.

Gross margins for the six months ended September 30, 2002 were up slightly from the year-ago period. The improvement over the trailing quarter is a reflection of lower costs in the Company’s manufacturing operations as a result of the continued implementation of the Company’s outsourcing strategy and vendor consolidation.

Selling and marketing expenses declined significantly to $10.8 million or 25% of net sales compared to $14.5 million or 32% of net sales for the six months ended September 30, 2001. The decrease in selling and marketing expenses is a result of improved operations management and cost control initiatives launched in the latter half of fiscal 2002, including reduced headcount in the Company’s domestic and international sales organizations. Research and development expenses were $4.4 million or 10% of net sales compared to $3.8 million or 9% of net sales for the six months ended September 30, 2001. This increase is related to the incremental research and development efforts initiated by the Company in fiscal 2003. The Company has planned to increase its research and development spending significantly over prior year levels. General and administrative expenses were $4.2 million or 10% of net sales compared to $3.7 million or 8% of net sales for the year ago period. This increase is primarily a result of increased salary and incentive compensation expense.

Interest expense was $0.2 million or 0.6% of net sales compared to $0.4 million or 0.9% of net sales for the six months ended September 30, 2001. This decline is primarily attributable to lower average outstanding balances on the Company’s revolving line of credit during fiscal 2003.

The Company’s effective tax rate was approximately 10% for the six months ended September 30, 2002. The tax provision of $212,000 recorded for the period principally represents foreign taxes on its U.K. subsidiary. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company recorded a full valuation allowance on its deferred tax assets in the quarter ended September 30, 2001. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

Liquidity and Capital Resources

For the six months ended September 30, 2002, cash provided by operations was $7.0 million, consisting of earnings before depreciation and amortization of $3.5 million, a reduction of net accounts receivable of $3.7 million, a reduction of net inventory of $0.9 million, and income tax refunds of approximately $1.8 million, offset by a decline in accounts payable of $2.2 million and changes in other operating assets and liabilities of $0.8 million. Capital expenditures amounted to $1.4 million, consisting primarily of expenditures for tooling equipment related to new product development. The Company used the cash provided by operations to reduce outstanding debt by $4.1 million.

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The interest rate varies depending on the ratio of indebtedness to EBITDA as defined in the loan agreement. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of its wholly-owned U.K. subsidiary. At September 30, 2002, $4.0 million was outstanding under the revolving line of credit agreement and $5.9 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $1.0 million as of September 30, 2002. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of September 30, 2002.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2002 until September 30, 2002, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commision on June 28, 2002 (file no. 0-26924).

ITEM 4.     CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

b.	Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

AMX CORPORATION
PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of AMX Corporation was held on August 22, 2002 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

1.    Election of Directors:

	SHARES VOTED FOR	SHARES WITHHELD FROM VOTING FOR

Robert J. Carroll	8,882,580	973,967

Lawrence N. Goldstein	8,910,087	946,460

Thomas L. Harrison	8,913,117	943,430

David R. Richard	8,912,827	943,720

Richard L. Smith	8,918,117	938,430

John E. Wilson	8,918,117	938,430

J. Otis Winters	8,931,517	925,030

There were no shares voting against the election of the directors.

2.    Ratification of Ernst & Young LLP as auditors:

SHARES FOR	SHARES AGAINST	SHARES ABSTAINING

9,811,041	36,472	9,034

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed March 11, 1996, File no. 333-2202).

3.2
Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 10, 1999, File No. 0-026924).

3.3
Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended September 30, 2001, File No. 0-026924).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2002, File No. 0-026924).

† 10.1	Eighth Amendment to Fourth Amended and Restated Loan Agreement and Related Promissory Notes dated as of August 21, 2002

† 10.2	Letter Loan Agreement dated as of September 30, 2002

† 10.3	Revolving Promissory Note dated as of September 30, 2002

† 10.4	Term Promissory Note dated as of September 30, 2002

† 10.5	Security Agreement dated as of September 30, 2002

† 10.6	Pledge Agreement dated as of September 30, 2002

† 10.7	Intellectual Property Security Agreement dated as of September 30, 2002

† 10.8	Notice of Final Agreement dated as of September 30, 2002

† 10.9	Intracreditor Subordination and Confirmation dated as of September 30, 2002

†10.10	Export Loan Agreement dated as of September 30, 2002

†10.11	Amended and Restated Exim Note dated as of September 30, 2002

†10.12	Borrower Agreement dated as of September 30, 2002

†10.13	Loan Authorization Notice dated as of September 30, 2002

† 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  Filed herewith.

b.	Reports on Form 8-K

None

AMX CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX Corporation

Date:	November 14, 2002	By:	/s/ Jean M. Nelson
Jean M. Nelson Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Robert J. Carroll, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of AMX Corporation;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert J. Carroll
Robert J. Carroll President and Chief Executive Officer November 14, 2002

CERTIFICATION

I, Jean M. Nelson, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of AMX Corporation;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jean M. Nelson
Jean M. Nelson President and Chief Financial Officer November 14, 2002