Form 10-Q
period 2002-12-31
AMX CORP /TX/
filed 2003-02-13
CIK 944248

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-26924

AMX Corporation

(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	75-1815822 (I.R.S. Employer Identification No.)
3000 Research Drive Richardson, Texas (Address of principal executive offices)	75082 (Zip Code)

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

Common Stock, $0.01 Par Value (Title of Each Class)	11,202,858 (Number of Shares Outstanding at January 31, 2003)

AMX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2002	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,943,708	$1,245,452
Receivables, less allowance for doubtful accounts of $834,000 at December 31, 2002 and $1,130,000 at March 31, 2002	9,640,905	13,579,304
Inventories	9,750,558	11,700,211
Income tax receivable	352,267	1,908,225
Prepaid expenses	1,297,670	859,875
Other current assets	28,947	—

Total current assets	25,014,055	29,293,067
Property and equipment, at cost, net	7,437,659	8,265,011
Deposits and other	404,448	382,876

Total assets	$32,856,162	$37,940,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,102,587	$7,295,345
Current portion of long-term debt	1,021,450	1,021,450
Line of credit	4,000,000	7,600,000
Accrued compensation	1,878,839	1,400,564
Accrued restructuring costs	119,474	448,495
Accrued sales commissions	441,188	600,056
Other accrued expenses	2,979,107	2,773,084

Total current liabilities	14,542,645	21,138,994
Long-term debt	254,852	1,013,002
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—10,000,000
Issued shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—40,000,000
Issued shares—11,637,689 at December 31, 2002 and 11,583,525 at March 31, 2002	116,377	115,835
Additional paid-in capital	24,333,344	24,257,894
Accumulated deficit	(1,922,772)	(4,116,487)
Less treasury stock (496,476 shares)	(4,468,284)	(4,468,284)

Total shareholders’ equity	18,058,665	15,788,958

Total liabilities and shareholders’ equity	$32,856,162	$37,940,954

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Commercial system sales	$17,472,044	$17,799,997	$55,066,558	$55,190,049
Residential system sales	2,795,678	3,485,443	7,622,849	10,824,610

Total sales	20,267,722	21,285,440	62,689,407	66,014,659
Cost of sales	10,152,669	10,965,057	30,951,756	35,437,388

Gross profit	10,115,053	10,320,383	31,737,651	30,577,271
Selling and marketing expenses	5,180,153	6,064,736	15,950,295	21,424,764
Research and development expenses	2,460,789	1,458,865	6,851,638	5,292,123
Restructuring costs	—	545,933	—	456,191
General and administrative expenses	1,988,450	1,806,208	6,196,406	6,049,307

Total operating expenses	9,629,392	9,875,742	28,998,339	33,222,385
Operating income (loss)	485,661	444,641	2,739,312	(2,645,114)
Interest expense	89,158	154,225	331,861	563,591
Other income (expense), net	5,127	(4,290)	13,924	(91,301)

Income (loss) before income taxes	401,630	286,126	2,421,375	(3,300,006)
Income tax expense (benefit)	16,278	(13,063)	227,660	4,332,558

Net income (loss)	$385,352	$299,189	$2,193,715	$(7,632,564)

Basic income (loss) per share	$0.03	$0.03	$0.20	$(0.69)

Diluted income (loss) per share	$0.03	$0.03	$0.20	$(0.69)

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Operating Activities
Net income (loss)	$2,193,715	$(7,632,564)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,285,014	3,088,125
Amortization	—	442,129
Write-down of demonstration equipment	—	708,813
Write-down of goodwill	—	90,197
Provision for losses on receivables	376,378	630,322
Provision for inventory obsolescence	634,866	2,735,623
Deferred income taxes and valuation allowance	—	4,331,632
Changes in operating assets and liabilities:
Receivables	3,562,021	(1,748,961)
Inventories	1,314,787	(1,422,840)
Prepaid expenses and other assets	(419,813)	560,790
Accounts payable	(3,192,758)	(2,760,284)
Other accrued expenses	196,409	253,325
Income tax receivable	1,555,958	—

Net cash provided by (used in) operating activities	8,506,577	(723,693)
Investing Activities
Purchase of property and equipment	(1,526,163)	(2,353,033)

Net cash used in investing activities	(1,526,163)	(2,353,033)
Financing Activities
Sale of common stock—net proceeds	75,992	606,782
Net increase (decrease) in line of credit	(3,600,000)	2,850,000
Repayments of long-term debt	(758,150)	(852,875)

Net cash provided by (used in) financing activities	(4,282,158)	2,603,907
Effect of exchange rate changes on cash	—	(1,103)

Net increase (decrease) in cash and cash equivalents	2,698,256	(473,922)
Cash and cash equivalents at beginning of period	1,245,452	1,607,797

Cash and cash equivalents at end of period	$3,943,708	$1,133,875

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

Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2003.

2. New Accounting Pronouncements

In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with the first quarter of fiscal 2004.

3. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$385,352	$299,189	$2,193,715	$(7,632,564)

Denominator:
Denominator for basic earnings per share: Weighted-average shares outstanding	11,141,213	11,049,067	11,120,335	10,982,601
Effect of dilutive securities:
Employee stock options	53,704	6,901	13,193	—

Denominator for diluted income (loss) per share	11,194,917	11,055,968	11,133,528	10,982,601

Basic and diluted income (loss) per share	$0.03	$0.03	$0.20	$(0.69)

The Company excluded stock options outstanding from the computation of income (loss) per share if the option exercise price was greater than the market value of the common stock for the period or the Company incurred a net loss for the applicable period, as the affect would have been anti-dilutive. The stock options excluded from the computation of diluted income (loss) per share were 1,042,575 and 1,650,575 for the three and nine months ended December 31, 2002, respectively and 1,462,586 and 438,585 for the three and nine months ended December 31, 2001, respectively.

4. Inventories

The components of inventories are as follows:

	December 31, 2002	March 31, 2002
Raw materials	$5,548,271	$6,237,584
Work in progress	268,351	2,346,446
Finished goods	7,620,423	7,126,905
Less reserve for obsolescence	(3,686,487)	(4,010,724)

Total	$9,750,558	$11,700,211

5. Restructuring Costs

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

The leasehold cancellation charges represented the Company’s estimated costs to fulfill its remaining lease obligations for the Salt Lake City facilities, a portion of which was subleased to a third party. The Company reversed the leasehold cancellation reserve as sublease income was received from the sublessee. The reserve was also reduced for lease payments made to the landlord in excess of the sublease income received. As of December 31, 2002, the Company has a remaining reserve of approximately $112,000 representing a reserve for a potential deficiency of receipts from the sub-lessee that will have to be funded by the Company. The lease obligation is through March 2004.

The following is a summary of the Salt Lake City restructuring action from inception through December 31, 2002 (in thousands):

	Severance	Leasehold cancellation charges	Write down of property and equipment	Total
Initial Restructuring Reserve	$1,304	$649	$655	$2,608
Activity through March 31, 2002:
Severance payments	(914)	—	—	(914)
Severance forfeitures	(390)	—	—	(390)
Payment of lease expenses	—	(151)	—	(151)
Reduction of lease obligation through sublease	—	(268)	—	(268)
Correction of leasehold cancellation reserve	—	(118)	—	(118)
Non-cash write down of property and equipment	—	—	(655)	(655)

Reserve at March 31, 2002	—	112	—	112
Activity through December 31, 2002:	—	—	—	—

Reserve at December 31, 2002	$—	$112	$—	$112

Consumer Broadband Division

In the fourth quarter of fiscal 2001, the Company initiated a corporate-wide restructuring plan that included the discontinuation of its Consumer Broadband Division and retail distribution strategy as well as the reduction of approximately 44 employees or 10% of the Company’s workforce. This severance action affected employees across the Company, although many of the terminated employees were from either the Company’s Consumer Broadband Division or information systems department. The severance of the 44 employees and discontinuance of the Consumer Broadband Division was completed prior to March 31, 2001, although certain commitments continued into fiscal 2002, and certain severance payments continued through December 2002. In conjunction with this plan, the Company recorded a charge of $2.2 million, of which $1.2 million was included in restructuring costs, $0.7 million was included in cost of sales, and $0.2 million was included as a reversal to revenue. As of December 31, 2002, there were no remaining obligations or severance payments.

The following is a summary of the consumer broadband and corporate-wide restructuring action from inception through December 31, 2002 (in thousands):

	Severance	Inventory related charges	Write down of receivables and intangible assets	Non-cancelable commitments and other	Total
Initial Restructuring Reserve	$859	$715	$452	$145	$2,171
Activity through March 31, 2002:
Severance payments	(645)	—	—	—	(645)
Write down of inventory	—	(715)	—	—	(715)
Write down of receivables and intangible assets	—	—	(452)	—	(452)
Other payments	—	—	—	(145)	(145)

Reserve at March 31, 2002	214	—	—	—	214
Activity through December 30, 2002:
Severance payments	(214)	—	—	—	(214)

Reserve at December 31, 2002	$—	$—	$—	$—	$—

Corporate Structure Realignment

In the third quarter of fiscal 2002, the Company announced a restructuring program that included the realignment of its corporate structure and a reduction of its workforce. The personnel reductions included 66 positions, which were primarily Dallas-based personnel. The reduction in workforce was completed prior to December 31, 2001, although certain severance and other payments continued into the fourth quarter of fiscal 2002 and beyond. In conjunction with this corporate realignment, the Company recorded a charge of $0.6 million, all of which was included in restructuring costs. As of December 31, 2002, the Company has a remaining reserve of approximately $8,000 representing future severance payments.

The following is a summary of the corporate realignment from inception through December 31, 2002 (in thousands):

Severance
Initial Restructuring Reserve	$600
Activity through March 31, 2002:
Severance payments	(359)
Other payments	(29)
Reversals	(90)

Reserve at March 31, 2002	122
Activity through December 31, 2002:
Severance payments	(91)
Other payments	(23)

Reserve at December 31, 2002	$8

6. Debt

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The interest rate varies depending on the ratio of funded indebtedness to EBITDA as defined in the loan agreement. The line of credit is collateralized by the assets of the Company and its subsidiaries. At December 31, 2002, $4.0 million was outstanding under the revolving line of credit agreement and $5.9 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $1.3 million as of December 31, 2002. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of December 31, 2002.

7. Income Taxes

During fiscal years 2001 and 2002, the Company recorded valuation allowances against its deferred tax assets, the effect of which was to fully reserve for its net deferred tax assets as of the second fiscal quarter of 2002. Accordingly, in the third quarter of fiscal 2002, the Company ceased recording a tax provision or benefit on its U.S. operations. As the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company will assess the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

In the second fiscal quarter of 2002, the Company recorded a tax provision of approximately $4.2 million against its net deferred tax assets. The valuation allowance was recorded as a result of the one-time charges and operating performance of the Company in fiscal years 2000, 2001, and through the quarter ended September 30, 2001. The effect of recording this valuation allowance was to write-down the Company’s net deferred tax assets to zero. In the fourth quarter of fiscal 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, under which the period allowed for carrying back net operating losses from certain tax years was extended from two to five years. As a result, the Company was able to immediately realize $2.0 million of the deferred tax assets for which a valuation allowance had previously been recorded. Accordingly, the Company recorded a tax benefit of $2.0 million during the fourth quarter of fiscal 2002

8. Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for our products. As of December 31, 2002, the Company has outstanding purchase commitments of approximately $8.9 million, compared with $13.7 million as of December 31, 2001. The Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has established a reserve of $150,000 in the third quarter of fiscal 2003.

9. One-Time Charges

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

The charge of $0.7 million was taken to write off certain product demonstration equipment assets as a result of increasing demand for the Company’s next generation product offerings and the resulting downward revision to the forecast for certain of the Company’s existing product offerings. The additional receivable reserves of $0.5 million were recorded due to deteriorating general economic conditions and resulting collectibility concerns. The $0.3 million charge to write-off intangibles was primarily a factor of expensing certain patent related expenses as the related patent applications were abandoned during the quarter, and the write-off of goodwill related to the Company’s residential product line, which has seen a decline in revenue over prior year levels.

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

The Company’s system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers’ representatives in areas not served by Company offices. The Company principally relies on approximately 1,000 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products in the United States. In addition to maintaining an office in the United Kingdom and directly supporting 122 dealers, the Company relies on an international network of 22 exclusive distributors, which offer our products in 69 countries and support approximately 1,100 dealers in those countries. Dealers and distributors can use the AMX design software to tailor the Company’s control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

The Company’s strategy is to take advantage of the growth in the market for its products by bringing the power and flexibility of integrated control technology to a wide variety of settings. Elements of the Company’s strategy include:

•	Continued product enhancement and development;

•	Emphasis on customer support, service and training;

•	Domestic and international distribution expansion;

•	Development of alliances with key electronic industry companies;

•	Flexible systems to accommodate emerging technologies; and

•	Simplification of system installation.

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

The Company’s quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors. These factors include seasonal purchasing by the Company’s dealers and distributors, particularly from international distributors, OEMs, and other large customers; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; and changes in product or distribution channel mix.

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

During the year-ago quarter ended December 31, 2001, the Company announced a restructuring program that included the realignment of its corporate structure and a reduction of its workforce. In conjunction with this corporate realignment, the Company recorded a charge of $0.6 million, all of which was included in restructuring costs.

The results of operations located at Table 1.1 include the operating results for the three and nine months ended December 31, 2001 excluding the aforementioned one-time and restructuring costs. Due to the nature and/or magnitude of these one-time and restructuring charges, management believes that these charges are not indicative of on-going operations. Accordingly, management has also presented the results of operations excluding these one-time and restructuring charges so that a reader is able to view the Company’s operations in a similar manner to how management views the Company’s operations.

Table 1.1 - Results of Operations

The following table contains the Company’s consolidated statements of operations for the three and nine month periods ended December 31, 2002 and 2001, both as reported and excluding the aforementioned one-time charges and net restructuring costs (in thousands):

(In thousands, except for share and per share amounts)

	Three Months Ended December 31 (Unaudited)			Nine Months Ended December 31 (Unaudited)
	2002	Excluding One-Time and Restructuring 2001 (a)	As Reported 2001	2002	Excluding One-Time and Restructuring 2001 (a)(b)	As Reported 2001
Commercial sales	$17,472	$17,800	$17,800	$55,067	$55,190	$55,190
Residential sales	2,796	3,485	3,485	7,623	10,825	10,825

Net sales	20,268	21,285	21,285	62,690	66,015	66,015
Cost of sales	10,153	10,965	10,965	30,952	33,060	35,437

Gross profit	10,115	10,320	10,320	31,738	32,955	30,578

Selling and marketing expenses	5,180	6,065	6,065	15,950	20,555	21,425
Research and development expenses	2,461	1,459	1,459	6,852	5,292	5,293
	—	—	546	—	—	456
General and administrative expenses	1,988	1,806	1,806	6,196	5,458	6,049

Total operating expenses	9,629	9,330	9,876	28,998	31,305	33,223

Operating income	486	990	444	2,740	1,650	(2,645)
Interest expense	89	154	154	332	564	564
Other income, net	5	(4)	(4)	14	42	(91)

Income before income taxes	402	832	286	2,422	1,128	(3,300)
Income tax expense (benefit)	16	(13)	(13)	228	122	4,333

Net income	$386	$845	$299	$2,194	$1,006	$(7,633)

Basic income (loss) per share	$0.03	$0.08	$0.03	$0.20	$0.09	$(0.69)

Diluted income (loss) per share	$0.03	$0.08	$0.03	$0.20	$0.09	$(0.69)

Shares outstanding - basic	11,141,213	11,049,067	11,049,067	11,120,335	10,982,601	10,982,601

Shares outstanding - diluted	11,194,917	11,055,968	11,055,968	11,133,528	11,039,564	10,982,601

(a)	The non-GAAP results for the three and nine months ended December 31, 2001 exclude restructuring charges of $0.5 million in both periods.

(b) The non-GAAP results for the nine months ended December 31, 2001 excludes $8.2 million of one-time charges, which include inventory related reserves of $3.2 million; additional accounts receivable reserves of $0.5 million; the write-off of miscellaneous intangibles of $0.3 million; and a valuation allowance against deferred tax assets of $4.2 million. These charges were recorded in the following financial statement line items: Cost of sales, $2.4 million; Selling and marketing expenses, $0.9 million; General and administrative expenses, $0.6 million; Other income, net, $0.1 million; and Income tax expense (benefit), $4.2 million.

THE FOLLOWING DISCUSSIONS OF THE RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001 AND THE RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001 EXCLUDE THE ONE TIME AND RESTRUCTURING CHARGES NOTED ABOVE.

Three Months Ended December 31, 2002 Results Compared to Three Months Ended December 31, 2001

The Company recorded sales during the quarters ended December 31, 2002 and 2001 as follows:

Market	December 31, 2002	December 31, 2001	Change
Commercial:
Domestic	$10,281,452	$11,553,368	(11)%
International	7,190,592	6,246,629	15%

Total Commercial	17,472,044	17,799,997	(2)%

Residential	2,795,678	3,485,443	(20)%

Total Sales	$20,267,722	$21,285,440	(5)%

Total sales declined 5% over the year-ago quarter. Total commercial revenue declined 2%, consisting of an 11% decrease in domestic commercial revenue, offset by a 15% increase in international commercial revenue. The decline in domestic commercial revenue is a result of the residual impact of the Company’s focus on its broadband initiative in fiscal 2000 and 2001, as opposed to the Company’s core business, as well as other historical operational issues. Additionally, the Company believes that the slow down in the domestic economy has negatively affected domestic revenue. These issues have also adversely affected the Company’s residential sales, which declined 20% over the year-ago quarter. The international distribution channel operates principally in a two-tier structure, in which the Company sells and ships product to its distributors. The international distributors in turn sell the products to dealers. The distributors were able to buffer the dealers from some of the historical operational issues that resulted from the Company’s focus on its broadband initiative. As a result, these issues have had a lesser impact on the Company’s international channel, which was up 15% over the year-ago quarter.

In fiscal 2003, the Company has invested increased resources in research and development, and has announced a number of new products as a result of these efforts. The Company expects that it could take a number of months to realize the growth potential of these new products because typical system integration projects have long lead times and equipment specifications are made early in the design phase.

Gross margins of 50% for the quarter ended December 31, 2002 were up slightly from margins of 48% for the year-ago quarter. The improvement over the year-ago quarter is a reflection of lower costs in the Company’s manufacturing operations as a result of the continued implementation of the Company’s outsourcing strategy and vendor consolidation.

Selling and marketing expenses declined to $5.2 million or 26% of net sales compared to $6.1 million or 28% of net sales for the third quarter of fiscal 2002. The decrease in selling and marketing expenses is a result of cost control initiatives launched in the latter half of fiscal 2002, including reduced headcount in the

Company’s domestic and international sales organizations. Research and development expenses were $2.5 million or 12% of net sales compared to $1.5 million or 7% of net sales for the third quarter of fiscal 2002. This increase was anticipated as a result of the incremental research and development efforts initiated by the Company in fiscal 2003. The Company planned to increase its research and development spending significantly over prior year levels. General and administrative expenses were $2.0 million or 10% of net sales compared to $1.8 million or 8% of net sales for the third quarter of fiscal 2002. This increase is primarily a result of increased salary and incentive compensation expense.

Interest expense was $0.1 million or 0.4% of net sales compared to $0.2 million or 0.7% of net sales for the third quarter of fiscal 2002. This decline is primarily attributable to lower average outstanding balances on the Company’s revolving line of credit during fiscal 2003.

The Company’s effective tax rate was approximately 4% for the quarter ended December 31, 2002. The tax provision of $16,000 recorded for the quarter principally represents foreign taxes on its U.K. subsidiary. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company recorded a full valuation allowance on its deferred tax assets in the quarter ended September 30, 2001. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

Nine Months Ended December 31, 2002 Results Compared to Nine Months Ended December 31, 2001

The Company recorded sales during the nine months ended December 31, 2002 and 2001 as follows:

	Nine Months Ended December 31,
Market	2002	2001	Change
Commercial:
Domestic	$34,849,188	$37,021,991	(6)%
International	20,217,370	18,168,058	11%

Total Commercial	55,066,558	55,190,049	0%

Residential	7,622,849	10,824,610	(30)%

Total Sales	$62,689,407	$66,014,659	(5)%

Total sales declined 5% over the year-ago period. Total commercial revenue was comparable to revenue in the prior year period. However, domestic commercial revenue decreased 6% from the prior year period while international commercial revenue increased 11% year over year. The decline in domestic commercial revenue is a result of the residual impact of the Company’s focus on its broadband initiative in fiscal 2000 and 2001, as opposed to the Company’s core business, as well as other historical operational issues. Additionally, the Company believes that the slow down in the domestic economy has negatively affected domestic revenue. These issues have also adversely affected the Company’s residential sales, which declined 30% over the year-ago period. The international distribution channel operates principally in a two-tier structure, in which the Company sells and ships product to its distributors. The international distributors in turn sell the products to dealers. The distributors were able to buffer the dealers from some of the historical operational issues that resulted from the Company’s focus on its broadband initiative. As a result, these issues have had a lesser impact on the Company’s international channel, which was up 11% over the year-ago period.

In fiscal 2003, the Company has invested increased resources in research and development, and has announced a number of new products as a result of these efforts. The Company expects that it could take a number of months to realize the growth potential of these new products because typical system integration projects have long lead times and equipment specifications are made early in the design phase.

Gross margins for the nine months ended December 31, 2002 were 51% and up slightly from the year-ago period of 50%. The improvement over the prior year period is a reflection of lower costs in the Company’s manufacturing operations as a result of the continued implementation of the Company’s outsourcing strategy and vendor consolidation.

Selling and marketing expenses declined significantly to $16.0 million or 25% of net sales compared to $20.6 million or 31% of net sales for the nine months ended December 31, 2001. The decrease in selling and marketing expenses is a result of cost control initiatives launched in the latter half of fiscal 2002, including reduced headcount in the Company’s domestic and international sales organizations. Research and development expenses were $6.9 million or 11% of net sales compared to $5.2 million or 8% of net sales for the nine months ended December 31, 2001. The Company planned to increase its fiscal 2003 research and development spending significantly over prior year levels. General and administrative expenses were $6.2 million or 10% of net sales compared to $5.5 million or 8% of net sales for the year ago period. This increase is primarily a result of increased salary and incentive compensation expense.

Interest expense was $0.3 million or 0.5% of net sales compared to $0.6 million or 0.9% of net sales for the nine months ended December 31, 2001. This decline is primarily attributable to lower average outstanding balances on the Company’s revolving line of credit during fiscal 2003.

The Company’s effective tax rate was approximately 9% for the nine months ended December 31, 2002. The tax provision of $228,000 recorded for the period principally represents foreign taxes on its U.K. subsidiary. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company recorded a full valuation allowance on its deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

Liquidity and Capital Resources

For the nine months ended December 31, 2002, cash provided by operations was $8.5 million, consisting of earnings before depreciation and amortization of $4.5 million, a reduction of net accounts receivable of $3.9 million, a reduction of net inventory of $1.9 million, and income tax refunds of approximately $1.6 million, offset by a decline in accounts payable of $3.2 million and changes in other operating assets and liabilities of $0.2 million. Capital expenditures amounted to $1.5 million, consisting primarily of expenditures for tooling equipment related to new product development. The Company used the cash provided by operations to reduce outstanding debt by $4.4 million.

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The interest rate varies depending on the ratio of funded indebtedness to EBITDA as defined in the loan agreement. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of its wholly-owned U.K. subsidiary. At December 31, 2002, $4.0 million was outstanding under the revolving line of credit agreement and $5.9 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $1.3 million as of December 31, 2002. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2002 until December 31, 2002, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commision on June 28, 2002 (file no. 0-26924).

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

b. Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

AMX CORPORATION

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

†	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.

b.	Reports on Form 8-K

AMX Corporation filed a report on Form 8-K dated January 24, 2003. On January 23, 2003, AMX Corporation issued a press release announcing its financial results for the third quarter ended December 31, 2002.

AMX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX Corporation

Date:	February 13, 2003	By:	/s/ Jean M. Nelson
Jean M. Nelson Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Robert J. Carroll, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of AMX Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ Robert J. Carroll
Robert J. Carroll President and Chief Executive Officer February 13, 2003

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

/s/ Jean M. Nelson
Jean M. Nelson Vice President and Chief Financial Officer February 13, 2003