Form 10-K
period 2003-03-31
AMX CORP /TX/
filed 2003-06-25
CIK 944248

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-26924

AMX Corporation

(Exact name of registrant as specified in its charter)

Texas	75-1815822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

3000 Research Drive, Richardson, Texas	75082
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 624-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 30, 2002, computed by reference to the closing sales price of the registrant’s Common Stock on the Nasdaq National Market on such date, was approximately $25,076,000.

The number of shares of the registrant’s Common Stock outstanding as of June 16, 2003 was 11,402,858.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS.

Overview

AMX Corporation (“AMX”, or the “Company”), incorporated in Texas in March 1982, is a leading designer, developer, marketer and distributor of sophisticated systems that control a variety of otherwise incompatible electronic devices and integrated systems. AMX simplifies the automation and integration of audio/video, environmental and communications technologies through the combination of a powerful processing platform and intuitive user interfaces. Due to its expansive architecture and flexibility, the Company’s systems provide control solutions for many different vertical markets, such as Broadcasting, Education, Entertainment, Government, Healthcare, Hotels, Houses of Worship, Network Operations Centers, Presentation Facilities, Retail, and Residential Applications, including Home Theater, Home Automation, and Private Transportation. The Company’s systems are designed to leverage evolving technologies. AMX systems currently provide centralized control for thousands of different electronic devices, including but not limited to video components, audio components, teleconferencing devices, lighting equipment, educational media, environmental control systems, and security systems. The Company’s control systems incorporate Internet standards and protocols, enabling end users to communicate with their control systems, as well as send and receive commands, content or information from a remote location using any Internet connection, including wireless (WiFi).

Applications in the commercial market for the Company’s integrated control systems include: control of presentation equipment and audience environment in corporate board rooms, business training centers, and distance learning classrooms; automation controls for presentation audio, video and digital signage in hotels, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and educational facilities; and decision support centers for industrial applications. In the residential market, the Company’s products enable individuals to create an integrated home automation system that can control audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

The Company’s system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers’ representatives in areas not served by Company offices. In the United States, the Company principally relies on approximately 700 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products. In addition to maintaining an office in the United Kingdom, the Company relies on an international network of 18 exclusive distributors in 69 countries and over 1,200 dealers to serve its worldwide markets. Dealers and distributors use AMX design software to tailor the Company’s control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

The Company believes that the market for its products continues to grow and diversify due to the increasing functionality, greater affordability, and widespread use of a diverse array of electronic devices, particularly sophisticated audio, video, and presentation equipment. Many of these devices have separate control mechanisms that are incompatible due to the absence of any one widely accepted control standard. This creates a need for an integrated control system such as those offered by the Company.

The Company’s strategy is to take advantage of the growth in the market for its products by bringing the power and flexibility of integrated control technology to a wide variety of settings. Elements of the Company’s strategy include:

•	Development of new software to simplify system programming;

•	Emphasis on customer support and service;

•	International distribution expansion;

•	Flexible systems to accommodate emerging technologies;

•	Development of alliances with key electronic industry companies;

•	Commitment to dealer training; and

•	Vertical market development

Market and Industry Overview

In the last two decades, there has been a tremendous increase in the number of electronic and other programmable devices incorporated throughout commercial and residential applications, particularly in telecommunications and audio/visual equipment. This growth has been fueled by increased affordability and performance of the equipment. The sheer volume and wide variety of such devices, and the lack of a standardized operating control protocol, has created a demand for integrated control systems in commercial and residential applications worldwide. AMX control systems enable centralized control in almost any environment, making the operation of complex equipment straightforward and convenient. The Company’s integrated control systems are used in a wide variety of vertical markets that include: Broadcasting, Education, Entertainment, Government, Healthcare, Home Theater, Hotels, Houses of Worship, Private Transportation, Network Operations Centers, Presentation Facilities, Retail, and Whole Home Automation. In the commercial marketplace, there is a tremendous need for integrated control systems in meeting areas, conference rooms, training facilities and building-wide applications. Boardrooms, technology enriched classrooms and similar applications throughout the world are designed to exploit networking technologies with an emphasis on consistent design, functionality and serviceability. Information technology professionals require convenient and reliable systems to monitor, secure and maintain integrated equipment. Corporate end users desire a system that provides advanced control, but is easy to use and understand. In the residential market, the amount of integrated control systems in use continues to grow rapidly. Homeowners increasingly want a single control system in the home, taking the concept of the connected home well beyond the traditional personal computer application. As a result, new home builders are frequently including infrastructure required to support fully integrated control systems. AMX control systems provide the tools to meet the needs of both commercial and residential users in a seamless, interactive and easy to use format.

In addition to active marketing and educational efforts presented by manufacturers in the commercial and residential marketplaces, the entire industry is supported by several trade associations, most notably ICIA (International Communications Industries Association), CEDIA (Custom Electronic Design and Installation Association), NAB (National Association of Broadcasters), NSCA (National Systems Contractor Association), CEA (Consumer Electronics Association), CABA (Continental Automated Building Association), and AIA (American Institute of Architects). These key associations coordinate trade shows, provide regular training programs, and actively develop their respective markets within the industry. AMX is an active member and supporter of these organizations and their initiatives in these markets.

The Company’s products are currently used most commonly in the following markets and applications:

Commercial

Broadcasting.    From local television stations to major news networks, AMX control systems enable broadcast organizations to manage, organize and share data across connected servers, and provide quick access for video playbacks and editing. The Company’s systems can be found in 20th Century Fox Post Production Studios, ESC Entertainment, Revolution Studios, CNN News Networks, and the Public Broadcast Television Station in Syracuse, New York.

Education.    From grade school to collegiate settings, the Company provides integrated control for lecture halls, auditoriums and classrooms. AMX products facilitate the teaching process by allowing instructors to manage presentations, record and stream lectures over the Internet, activate in-classroom microphones and cameras, and perform other presentation related tasks. The Company’s systems can be found around the world in such schools as the University of Notre Dame, Georgetown University, Columbia University, The Pennsylvania State University, Wake Forest, Saint Joseph’s University, the University of North Carolina, Lehigh University, the University of Texas at Dallas, Louisiana Technical University, the Harvard School of Public Health, the Singapore American School, the DuPage Technology Research, Education, and Commercialization Center in Chicago, the Dallas Independent School District, the Houston Independent School District, the Allen Independent School District located in the Dallas metropolitan area, the Edina School District of Minnesota located in the Minneapolis metropolitan area, and New York City Public Schools.

Entertainment.    From local sports bars to large museums, the Company’s products offer interactive control in a variety of different ways, including: managing restaurant reservations and monitoring restaurant occupancy, managing content on multiple televisions in sports bars, managing special effects equipment, and changing the ways fountains dance outside hotels. The Company’s systems are used in various entertainment venues across the United States, including Disney World, EPCOT Center, Sea World, Virginia Air and Space Museum, JFK Museum, Universal Studios, Busch Gardens, and the Rock and Roll Hall of Fame. The Company’s systems are also currently being used in stadiums and other sports facilities across the United States, including Pepsi Center, BankOne Ballpark, Camden Yards, The Ballpark in Arlington, the Georgia Dome, Cleveland Browns Stadium, the United Center in Chicago, and MCI Center.

Government.    From the courtroom to the war room, AMX products help government agencies work effectively and efficiently, including such functionality as: displaying videotaped depositions and other evidence on courtroom monitors, controlling voting and request-to-speak systems, controlling multiple presentation monitors locally or around the globe, and providing centralized control for monitoring and security systems. The Company’s systems are being used by federal, state, and local government entities such as the White House, The Pentagon, Camp David, State of Maryland Intelligent Highway Vehicle Control System, the Dallas Police Academy, the California Senate, the Louisiana House of Representatives, the Library of Congress in Washington, D.C., and war rooms at the U.S. Army War College.

Healthcare.    From rural clinics to major hospital groups, the Company’s products help improve access to healthcare technology. For example, the Company’s products are used by medical facilities to broadcast surgical procedures to doctors worldwide using live videoconference feeds, share a diagnosis with knowledgeable colleagues around the world in real-time, or to give people with physical challenges the ability to operate equipment with a touch of a button. The Company’s systems can be found in the Center for Disease Control and Prevention, Medtronic World Headquarters, The Cleveland Clinic, the University of Florida Brain Institute in Gainesville, and the Lehigh Valley Hospital in Allentown, Pennsylvania. The Company’s systems can also be found in the “Rooms of Magic” built for children’s hospitals by the Elf Foundation.

Hotels.    From upscale bed-and-breakfasts to large luxury hotels, AMX products are used to provide guests with convenient room service capabilities, to provide small or large-scale environmental control, or to control hotel conferencing and banquet hall facilities. The Company’s systems can be found in the Renaissance Hollywood Hotel in Hollywood, the Trump Tower in Miami, the Clift Hotel in San Francisco, and at Doubletree Hotels. Other significant installations in this market include the Bellagio Hotel & Casino, Caesar’s Palace and The Mansion at MGM Grand in Las Vegas.

Houses of Worship.    From small to large congregations, AMX products can be used to monitor and adjust the audio, video, and lighting, and to provide overall comfort to the congregation. Additionally, the Company’s products can be used to help tape and edit the service for those unable to attend and stream the presentation over the Internet. The Company’s systems can be found in the Fellowship Church in Grapevine, Texas, The National

Presbyterian Church in Washington, D.C., First United Methodist Church in Plano, Texas, St. Mary’s Cathedral in Sydney, Australia, and Crossroads Christian Church in Evansville, Indiana.

Network Operations Centers.    From law enforcement agencies to global communication operators, AMX products facilitate the remote command and control of various networks by providing the means to operate integrated surveillance systems, troubleshoot systems and equipment, and to control lighting systems, video monitors, and audio equipment. The Company’s systems are currently being used in decision support centers in industrial settings such as the Center for Disease Control and Prevention, the Network Emergency Response Assistance Center of Bell South Services, Inc., the Decision Command Center of Burlington Northern Railroad, the Network Operations Center of EDS, and the Monroe County Office of Emergency Preparedness.

Presentation Facilities.    From small office conference rooms to world commercial centers, AMX products are used to manage presentations, operate lighting systems, activate videos and music, and coordinate global videoconferences. An increasing portion of the board, conference, meeting, and training rooms constructed or remodeled are being designed to include integrated control systems. AMX control systems are used in the facilities of many of the Fortune 500 companies. The Company’s systems can be found at AT&T, Best Buy Co. Inc., Coca Cola, EDS, Exxon Mobil, Intel, J.P. Morgan Chase, Lucent Technologies, Microsoft, Motorola, Nokia, Proctor & Gamble, Reebok International, and The Vanguard Group.

Retail.    From local retail stores to global retail chains, AMX provides the ability to manage and route unique audio and video content to each in-store department on a real-time basis and play customized advertisements based upon current specials or consumer demographics. Key installations in the retail market include Christie’s Auction House in New York City, Apple Computer, Inc., Iggy’s Sports Grill Franchises, and Dickson Cyber Express & Cafe in Hong Kong.

Residential

The residential market remains a very fragmented marketplace with numerous providers and a wide range of products and services. AMX control systems can be found in Home Theater, Home Automation, and Private Transportation applications. The Company’s products enable individuals to create an integrated home automation system that can control such items as home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and various other home electronic equipment systems. The Company has developed standardized control products designed to increase its penetration of the residential market. The Company believes that the opportunities in the residential market will continue to expand as fully integrated automation systems become more widely accepted as an essential component of the connected home.

Home Theater.    AMX products allow for integrated control of home theater applications. Among many other applications, AMX systems can be used to close the drapes, dim the lighting, start the movie and adjust the sound.

Home Automation.    AMX products allow homeowners to use one or more intuitive touch panels to centrally control a variety of otherwise incompatible devices, such as lighting, HVAC systems, sprinklers, security systems and alarms, intercoms, pool and spa equipment, fans, and audio/video equipment.

Private Transportation.    AMX products are used in yachts, private jets, limousines and other forms of transportation to automate environmental settings such as audio, video, lighting, and climate controls.

Business Strategy

The Company’s strategy is to take advantage of the growth in the markets for its main products by bringing the power and flexibility of integrated control technology to a wide variety of settings. Elements of the Company’s strategy include:

Development of new software to simplify system programming. The Company believes that enhanced software investment can increase system sales by simplifying programming requirements for its dealers. For example, the Company continues to introduce new software tools and improve existing software tools that enable dealers to more easily program the Company’s systems by employing graphical user interfaces. The Company believes that these enhancements can provide its dealers with simplified customization techniques that will reduce programming time and thus enhance sales of the Company’s products.

Emphasis on customer support and service.    The Company believes that the support, service and training it provides to its customers are key competitive advantages. The Company provides technical support, on-site repair and support as needed, and on-line software support to its dealers and end users. The Company’s customer support and service originates from its headquarters in Richardson, Texas. However, in order to provide quality and timely customer support, the Company has also established domestic offices in Philadelphia, Pennsylvania; Costa Mesa, California; and Tampa, Florida; and international offices in York, United Kingdom; and Brussels, Belgium.

International distribution expansion.    The Company believes that the international market presents a significant opportunity for the Company, and continues to expand its distribution presence overseas to take advantage of this opportunity. In addition to its two international offices, the Company currently markets its products outside the United States through a network of 18 international distributors with exclusive rights to sell AMX products.

Flexible systems to accommodate emerging technologies.    The Company believes that an important competitive advantage is the flexible, modular design of its systems, which are expandable and which can accommodate a wide variety of control formats. This design maximizes the ability of the Company’s products to accommodate new technologies in electronic devices as they are developed. NetLinx, the Company’s latest product platform, represents a significant enhancement increasing both speed and functionality. NetLinx is compatible with the Company’s existing Axcess and Landmark systems and expands their functionality by allowing them to utilize Internet Control System Protocol. The Company believes that a single platform system such as NetLinx that can accommodate the constant changes in system design and technology is essential relative to the demands of the industry.

Development of alliances with key electronic industry companies.    In an effort to develop and maintain proactive, strategic business relationships with key manufacturers of electronic equipment, AMX has developed the Inconcert™ program. This continuously growing alliance of companies provides a consistent, proven programming standard for seamless, fully integrated, one-touch control automation. This alliance allows AMX and other manufacturers to work in harmony. The Company’s systems simplify the automation and integration of audio/video, environmental and communications technologies through intuitive user interfaces, and are engineered to communicate with any electronic equipment. The Inconcert™ program is a platform for other manufacturers to provide the protocols for their latest equipment, to ensure seamless interoperability of their products within the AMX control system. Inconcert™ gives designers, programmers, installers and end users the reassurance that AMX control will work with the latest product offerings from other manufacturers. From the initial specification through completion, AMX technology and Inconcert™ alliance equipment communicate together to bring convenience, productivity and security to any commercial or residential environment.

Commitment to dealer training.    The Company has its primary training facility at its headquarters in Richardson, Texas, where dealers and distributors are provided training to program, install, and service the Company’s systems. The Company also provides training at its other regional and international locations to accommodate the geographic distribution of its dealers; thereby reducing the dealers’ cost of travel. The Company believes that its commitment to dealer training has resulted in a growing, increasingly well-trained group of dealers who are serving a range of discrete vertical markets. The Company operates the AMX Certified Expert program, or “ACE” program. The ACE program allows individuals to attain AMX certifications in system design, installation, and programming. Once all three certifications have been achieved, the individual becomes a Certified Expert or an “ACE”. In addition, the Company reviews the capabilities and performance of all its dealers on a semi-annual basis. Dealer training is a critical process because the Company’s dealers, rather than the Company, have direct relationships with the end users, and a well trained and monitored dealer network will provide a quality installation that will result in a greater level of customer satisfaction. The success of the dealer network allows the Company to minimize the need to service end users.

Development of vertical markets.    The Company believes that complementing the current technology platform with value added products, services and partnerships, can further leverage the successes that the Company has experienced in multiple vertical markets. These enhancements improve the Company’s competitive position and provide useful information to the Company for product development efforts.

Product Components

The Company’s current systems and products are offered in a variety of configurations designed to meet the changing needs of individual end users. A typical AMX integrated system consists of a touch panel or other type of user interface such as a keypad, a central controller, communication and integration software, and a series of controlled devices, such as audio visual systems, computers, lights, HVAC, security systems, and window treatments. Prices for a complete system vary substantially depending upon the configuration of the system. The components of a typical AMX system are further described as follows:

User Interfaces are the user’s “window” to the system. AMX user interfaces come in a variety of shapes and sizes to match any system requirement, including small hand-held wireless remotes, wall mounted keypads, and color touch panels that can interactively guide the user through an application.

Central Controllers are components that perform the direct “handshake” to the various components of a user’s system, such as audio-visual systems, computers, lights, security systems, and window treatments. The controllers tie together a variety of often dissimilar parts into a unified control network.

Communications and Integration Software runs inside the system, acting as the central “brain” between the user and the system components, providing the handshake logic and customized functionality for an installation.

Controlled Devices represent a vast array of otherwise non-compatible electronic and mechanical appliances that the user wishes to operate from a centralized location. The Company’s systems can be programmed to operate a vast array of such devices, primarily in three basic segments: communications devices, such as telephones, intercomm systems, and computers; environmental devices, such as lights, thermostats, security systems, and window treatments; and audio-visual devices, such as televisions, VCRs, DVDs, cameras and satellite systems.

Customer Support and Service

The Company believes that the support and service it provides to its customers are key competitive advantages and, as part of its strategy, will continue to focus on the development of such support and service. Examples of the services the Company provides to domestic and international customers are:

•	Tiered levels of support based on the size of the customer;

•	Centralized and regional technical support;

•	On-site technical support;

•	Centralized and regional training;

•	System design services;

•	Custom programming services; and

•	Warranty and non-warranty product repair.

The Company’s goal is to continue to reduce the costs associated with customer support and service, improving the quality of such support and service and making it easier for customers to do business with AMX.

Sales, Distribution, and Marketing

The Company markets and sells its products worldwide through distribution channels that include a direct sales team, manufacturer’s representatives in the U. S., dealers and distributors internationally, as well as OEM and custom product arrangements. The Company relies on third parties to sell, install, support, and service its integrated remote control systems, a strategy that it believes is best suited for broad domestic and international market coverage.

Domestic Markets

The Company has established relationships with approximately 700 of the leading system integrators in the United States. The Company believes that utilizing the sales force of dealers that are already selling systems integration services to potential purchasers of electronic equipment is the most effective way to reach a broad range of customers. The Company believes that the inclusion of an AMX system in the package of electronic equipment sold to end-users enhances the profitability of the dealer’s systems sales. The Company’s agreements with its dealers involve non-exclusive arrangements that may be canceled by either party at will and contain no minimum purchase requirements on the part of the dealers. Domestic sales represented approximately $55.4 million, $62.6 million, and $65.7 million, or 67%, 71%, and 70% of the Company’s total sales during the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

International Markets

Outside the United States, independent distributors with exclusive distribution rights market the Company’s custom products in 69 countries. The Company’s agreements with its distributors grant exclusive distribution rights as to a specific geographic area. Sales outside of the United States, consisting of products sold primarily in Europe, Canada, Mexico, Asia, and Australia, represented approximately $27.2 million, $25.0 million, and $28.3 million, or 33%, 29%, and 30% of the Company’s total sales during the fiscal years ended March 31, 2003, 2002, and 2001, respectively. See Note 10 in the audited financial statements for additional information.

Technology

AMX product offerings comprise a unique combination of hardware and proprietary software, while incorporating the Company’s extensive experience of working with thousands of control codes used in a wide range of electronic components. The Company believes that its products deliver the most comprehensive functionality in the marketplace while promoting exceptional ease-of-use.

The Company’s products include a wide variety of user interface devices designed to facilitate simple and intuitive operation of controlled devices. These user interface devices include tabletop touch panels, wireless touch panels, and wall mounted keypads in a variety of different designs that utilize bright screens, colorful icons and smart menus for effortless and versatile navigation.

The Company offers three categories of control hardware used to control a wide range of electronic components: Axcess Systems used in the commercial and residential marketplaces; Landmark Systems used in the residential marketplace; and NetLinx Systems around which existing and future hardware will be unified. NetLinx represents a significant enhancement increasing both speed and functionality. NetLinx is compatible with the Company’s Axcess and Landmark systems and expands their functionality by allowing them to utilize Internet Control System Protocol, which is the protocol that unifies the three systems, and is capable of running over any network topology including TCP/IP. In February 2003, the Company introduced the NetLinx Integrated Controller Series or “NI Series” control systems. The NI Series represents a significant step in the Company’s migration to a single control system platform. The Company believes that a single platform system such as NetLinx that can accommodate changes in system design and technology is essential relative to the demands of the industry.

The Company provides design software, which can be used by dealers of the Company’s products to layout system architecture, provide control logic for the system, and create application designs for user interfaces. The Company is continually developing and improving these software tools to enable dealers to easily program the Company’s systems by employing graphical user interfaces. The Company believes that these enhancements can provide its dealers with simplified customization techniques that will reduce programming time and thus enhance sales of the Company’s products.

In order to extend the life of the Company’s installed hardware systems and to increase the utility and desirability of current and future generations of products, the Company developed Internet server products, including WebLinx. WebLinx is a network server application and Hyper Text Transport Protocol Common Gateway Interface application that provides remote hardware administration and custom web browser programming interfaces to the Company’s new and previously installed hardware systems. WebLinx permits a user to securely access the installed AMX system remotely through the Internet and control the connected devices as if the user were operating such devices locally.

Research and Development

The timely development and introduction of new products and services is essential to maintaining the Company’s competitive position. Accordingly, the Company is continually involved in the development, enhancement and expansion of hardware and operating software capabilities. The Company has expanded its research and development efforts in its core product offerings in order to significantly enhance existing product lines and develop new products. Current areas of focus in the Company’s research and development efforts include:

•	Enhancements to the NetLinx architecture, and improvements to software design tools which will allow for simplified programming and thus enable additional users of the Company’s more traditional platforms to migrate to the newer NetLinx platform;

•	Development of next generation touch panel interface devices; and

•	Development of strategic partnerships that leverage the benefits of existing technologies.

Research and development expenses were approximately $9,210,000, $6,854,000, and $9,720,000 in the fiscal years ended March 31, 2003, 2002 and 2001, which represented 11.1%, 7.8%, and 10.3% of net sales in those periods, respectively. The Company discontinued research and development related to the consumer broadband strategy in March 2001. Excluding research and development expenditures for the consumer broadband strategy, research and development expense for the year ended March 31, 2001 was $8,413,000.

Manufacturing

The Company’s primary manufacturing strategy is to contract with a small number of ISO Certified manufacturers, located both domestically and in the Pacific Rim, in order to take advantage of the manufacturing expertise and efficiencies these vendors offer. This outsourcing extends from prototyping to volume manufacturing, and includes activities such as material procurement, final assembly, test, and quality control. The Company procures over 90% of its products through this outsourcing strategy. In fiscal 2003, the Company entered into an agreement with a large electronic component distributor to act as the Company’s supply-chain partner. Under this arrangement, the distributor will provide the procurement and logistical support for all electronic components utilized by the manufacturers of the Company’s products. This manufacturing strategy will allow the Company to:

•	provide consistent product quality;

•	improve product availability and lead time;

•	realize economies of scale in manufacturing;

•	conserve the working capital required to fund inventory;

•	adjust manufacturing volumes quickly to meet changes in demand;

•	avoid interruptions due to component allocations;

•	minimize capital expenditures, and

•	reduce the time-to-market of new product introductions.

The principal components of AMX products are printed circuit boards, electronic components (including microprocessors), displays and metal or plastic housings. Substantially all of the Company’s products are purchased as finished products from turnkey vendors. The Company generally does not have long-term agreements with its suppliers.

Backlog

The Company generally ships standard products promptly following receipt of an order. The Company’s backlog of orders for standard products has generally been less than 45 days at any given time. While OEM and other large customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. As a result, the Company does not consider its backlog to be a meaningful indicator of future sales.

Competition

The Company’s principal direct competitor in custom residential control systems and custom commercial control systems is Crestron. Crestron is a privately owned manufacturer of control systems for commercial and residential applications. The residential market is currently extremely diverse in its product functionality, and as a result there are a variety of manufacturers that supply products to the residential market. The commercial market also has several companies that compete in particular sectors of the Company’s business, but with the exception of Crestron, no other company competes in all of them. The Company assumes that there are other companies with substantial financial, technical, manufacturing, and marketing resources currently engaged in the development and marketing of products similar to those produced by the Company and that such companies may enter one or more of the Company’s markets at any time.

Intellectual Property

The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its intellectual property rights. Despite efforts to protect these intellectual property rights, unauthorized parties may misappropriate or infringe on the Company’s patents, trade secrets, copyrights, trademarks, service marks and similar intellectual property rights. The Company currently has 3 registered United States Patents and 15 pending United States patent applications. Internationally, the Company has 3 registered patents and 16 pending international patent applications. Even if the Company obtains such patents, the fact that the patent rights are valuable, create a competitive barrier, or will be free from infringement is not guaranteed. The Company faces additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies the Company has developed, which could substantially limit the value of its intellectual property.

Government Regulation

The Company’s domestic business operations are subject to certain federal, state, and local laws and regulations relating to radio frequency electromagnetic emissions generated by its products. Certain of its products must comply with Federal Communications Commission regulations before the products may be marketed in the United States. There can be no assurance that the Company’s products will comply with such regulations or that Federal Communications Commission regulations will remain constant with respect to the Company’s current or future products. Failure to comply with Federal Communications Commission regulations for products under development or a change in existing regulations by the Federal Communications Commission that would make products non-compliant could have a material adverse effect on the Company’s results of operations. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict its ability to comply with, or the ultimate cost of compliance with, such requirements.

European Community regulations relating to electromagnetic emissions and immunity testing became effective January 1, 1996. Failure to receive EC approval on new products may limit or eliminate the Company’s ability to sell new products in EC member countries and would have an adverse effect on the results of operations.

Employees

As of March 31, 2003, the Company employed 358 people of which 23 are located outside the United States, primarily in the United Kingdom. None of the Company’s employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.    PROPERTIES.

The Company occupies buildings that contain approximately 161,000 square feet of floor space. All of this space is leased under agreements that expire at various dates. The Company’s headquarters in Richardson, Texas are leased through August 2010. The principal facilities are located as follows:

Location	Approximate Square Feet	Description
Richardson, Texas	130,000	Offices, engineering, research and development, and warehouse
Costa Mesa, California	4,000	Offices
Philadelphia, Pennsylvania	13,000	Offices
Tampa, Florida	2,000	Offices
York, England	9,000	Offices, engineering, and warehouse
Belgium	3,000	Offices

All facilities are suitable for the Company’s business. Each facility is fully utilized, with the exception of the headquarters location in Richardson, which contains approximately 14,000 square feet of additional floorspace which is available for future expansion. All furniture and equipment owned and leased by the Company is well maintained and suitable for its operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

                   MATTERS.

Stock Prices

In November 1995, the Company’s common stock, par value $0.01 per share (the “Common Stock”), was admitted for trading on the Nasdaq National Market under the symbol “AMXX.” In September 1999, the symbol was changed to “PNJA” in connection with the Company’s name change from AMX Corporation to Panja Inc. Effective June 11, 2001, the Company recommenced doing business as AMX Corporation. Following approval by the Company’s shareholders at its annual meeting on August 22, 2001, the Company officially changed its corporate name back to AMX Corporation, and its Nasdaq ticker symbol changed from “PNJA” to “AMXC”.

The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 2002 and 2003.

Fiscal 2002	High	Low
First Quarter	$4.88	$2.50
Second Quarter	4.00	2.70
Third Quarter	3.07	1.96
Fourth Quarter	3.50	2.35

Fiscal 2003
First Quarter	$2.80	$1.18
Second Quarter	2.50	1.11
Third Quarter	3.10	1.75
Fourth Quarter	3.02	1.94

As of May 30, 2003, there were approximately 242 holders of record of our Common Stock.

Dividend Policy

The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future in order to retain all available earnings generated by operations for the development and growth of the business. In addition, under the terms of the debt agreements, the Company may not pay dividends without the prior consent of the lending bank. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

(in thousands, except per share amounts)

	Fiscal Years Ended March 31,
Income Statement Data:	2003	2002(2)	2001(2)	2000	1999
Commercial system sales	$72,220	$72,995	$72,520	$59,274	$54,387
Residential system sales	10,391	14,612	21,460	18,921	14,886

Net sales	82,611	87,607	93,980	78,195	69,273
Cost of sales	40,472	46,262	49,280	37,277	32,562

Gross profit	42,139	41,345	44,700	40,918	36,711
Selling and marketing expenses	20,713	27,792	33,035	30,061	21,823
Research and development expenses	9,210	6,854	9,720	7,544	5,368
General and administrative expenses	8,392	8,515	8,731	6,637	5,206
Restructuring costs (1)	—	298	675	2,961	—

Operating income (loss)	3,824	(2,114)	(7,461)	(6,285)	4,314
Interest expense	415	727	1,090	547	340
Other income (expense), net	9	(96)	(168)	64	55

Income (loss) before income taxes	3,418	(2,937)	(8,719)	(6,768)	4,029
Income tax provision (benefit)	302	2,347	(494)	(2,643)	1,266

Net income (loss)	$3,116	$(5,284)	$(8,225)	$(4,125)	$2,763

Income (loss) per common share – basic	$0.28	$(0.48)	$(0.87)	$(0.47)	$0.33

Income (loss) per common share – diluted	$0.28	$(0.48)	$(0.87)	$(0.47)	$0.31

Shares used for basic income (loss) per share	11,140	11,006	9,486	8,734	8,386

Shares used for diluted income (loss) per share	11,155	11,006	9,486	8,734	8,988

	At March 31,
Balance Sheet Data:	2003	2002	2001	2000	1999
Working capital	$12,320	$8,273	$8,895	$14,981	$15,352
Total assets	30,480	38,014	46,162	37,126	31,509
Long-term debt; including current portion, line of credit, and notes payable	4,021	9,634	8,568	3,994	5,593
Shareholders’ equity	19,055	15,789	20,398	22,958	18,535

(1)	The charge for the fiscal year ended March 31, 2002 represents restructuring costs recorded for a company-wide severance action in November 2001, offset by reversals of restructuring actions taken for the fiscal year ended March 31, 2000. The charge for the fiscal year ended March 31, 2001 represents restructuring costs recorded for the shutdown of the Consumer Broadband Division and severance actions taken in the fourth quarter, offset by reversals of restructuring actions taken for the fiscal year ended March 31, 2000. The charge for the fiscal year ended March 31, 2000 represents restructuring costs recorded for the shutdown of operations in Salt Lake City and disposal of the Synergy division. See Note 8 in the audited financial statements for further information.
(2)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of accounting charges recorded in fiscal 2002 and 2001.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS.

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this report.

Certain information included herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: the Company’s strategic alliances; the ability to develop distribution channels for new products; dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether the Company’s systems and equipment or those of its customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of the Company’s key customers and suppliers; the complexity of new products; ongoing research and development; reliance on third party manufacturers; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; the ability to protect intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of the Company’s products and other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management’s current expectations of the Company’s near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

Critical Accounting Policies and Estimates

AMX’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results could differ from these estimates under different assumptions or conditions.

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

Credit Risk

The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains estimated allowances for possible credit losses based upon reviews of specific account balances, historical loss trends, current economic conditions, and other relevant considerations.

Inventories

Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management uses estimates to record these reserves. Slow-moving inventory is reviewed by product and may be partially or fully reserved depending on the type of product, the length of time the product has been included in inventory, estimated future sales, and other relevant factors.

Incurred but not Reported Medical Claims

The Company self-insures the payment of medical benefits to its employees. As a result, management is required to regularly estimate the value of unpaid benefits based upon historical trends and uses that information to record its liability for benefits that have been incurred but not yet paid. The Company has stop loss insurance coverage in effect to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate. However, the trend of medical claims may significantly and unexpectedly change, in which case the Company’s liability for unpaid claims may no longer be accurate. This could cause the Company to either increase or decrease its expense in a material amount in the period the change occurred.

Income Taxes

The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized. An increase or decrease in the estimated valuation allowance recorded against the Company’s deferred tax assets would increase or decrease net income in the period such determination was made.

Restructuring

Historically, the Company recorded restructuring charge liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3. Effective December 31, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company will account for any exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146. In some circumstances, the restructuring liabilities recorded require management to make certain estimates. Although no significant changes in estimates are anticipated, actual costs may differ from these estimates.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company commencing in its annual financial statements for the fiscal year ended March 31, 2003. The adoption of FIN 45 did not have a material impact on the consolidated results of operations or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the fiscal year ended March 31, 2003, and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending June 30, 2003. The Company does not expect SFAS No. 148 to have a material impact on its consolidated results of operations or financial position.

Company History and Historical Accounting Charges

AMX Corporation was formed in March 1982 and began designing, manufacturing and marketing integrated control systems. The Company’s control systems enabled the user to automate and integrate a variety of electronic technologies. These systems were marketed into the commercial market through third-party dealers specializing in the Company’s products. These same systems were also installed in upscale residential homes. In the late 1980s, the Company began to distribute its products to international markets. In 1993, in order to further enhance the distribution of its products in Europe, the Company purchased a company in the United Kingdom named AXCESS Technology Ltd. to serve the European market. Subsequently in 1995, the Company established a distribution subsidiary in Singapore to serve markets in Asia and the Pacific Rim (which was subsequently closed in August 2002).

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

Ultimately, the Company broadened its product offerings to three principal platforms: Axcess Systems, the Company’s initial product offerings used in the commercial and residential marketplaces; Landmark Systems, developed by PHAST and used in the residential marketplace; and NetLinx Systems, developed by the Company to enhance the networking and Internet capabilities of the Company’s products. The NetLinx system was developed to be a base system around which existing and future hardware will be unified and is the primary focus of other current development efforts.

In mid-1999, the Company established the Consumer Broadband Division and began investing in the development of Internet appliance products designed specifically for residential use, and began developing a retail distribution strategy for such products. In conjunction with the expanded product offerings and the new retail distribution strategy, the Company changed its name to Panja Inc.

During the third quarter of fiscal 2000, the Company announced plans to relocate its operations in Salt Lake City to its corporate headquarters in Dallas in order to reduce costs and centralize its operations. The move was completed during the third quarter of fiscal 2001 and impacted approximately 94 employees. During the third quarter of fiscal 2000, the Company also announced its intention to dispose of its Synergy division that had served certain of the Company’s educational markets. Approximately 26 employees were terminated by this action. The Company recorded approximately $3.3 million of restructuring expense in the fiscal year ended March 31, 2000 as a result of this action, of which $3.0 million was related to severance and other disposal costs and was recorded in restructuring, and $0.3 million was recorded in cost of sales for a write-down of Synergy inventory.

Throughout fiscal 2000 and during the first half of fiscal 2001, the Company invested significant resources on development and marketing efforts related to the consumer broadband strategy. The Company introduced two Internet appliance products during this timeframe: the Panja 1000 and the BMP-100. These efforts consumed a significant amount of the Company’s cash resources. During this same period, the Company also spent considerable resources on two additional projects: 1) the implementation of a new enterprise resource planning system, and 2) the move into new headquarter facilities in Richardson, Texas. Certain aspects of the Internet growth segment ultimately began to lose momentum and the Company struggled to implement its new consumer broadband strategy. At the same time, the Company began to see an erosion of the sales growth of its core product offerings because marketing and development efforts in fiscal 2000 and 2001 had been diverted to focus on the broadband strategy.

As a result of these developments, the Board of Directors and the Company’s then president, chief executive officer, and chairman decided on a corporate-wide restructuring plan in the fourth quarter of fiscal 2001 which included the decision to discontinue the Consumer Broadband Division and its retail distribution strategy. In conjunction with the Company’s return to its core business strategy, and as a result of customer feedback, the Company returned to doing business as AMX Corporation and formally changed its name at the 2001 shareholder meeting.

As a result of the restructuring and other business and economic trends in the fourth quarter of fiscal 2001, the Company recorded charges of approximately $5.2 million. These charges included restructuring charges of $1.2 million which consisted of employee severance reserves of $0.9 million, and $0.3 million recorded to write-off miscellaneous assets and to reserve non-cancellable commitments of the Consumer Broadband Division. The severance charge was taken as a result of a reduction in the Company’s workforce. This reduction consisted of 44 employees from across the Company, but primarily included personnel working in the Company’s Consumer Broadband Division and information systems department. The other charges included inventory reserves of $2.9 million, receivable reserves of $0.6 million, and reserves against other assets of $0.5 million. Of the inventory reserves recorded, approximately $0.7 million related to the disposal of all consumer broadband inventory. The remaining inventory reserves were recorded as a result of: 1) faster than anticipated demand for new products which reduced forecasted demand for older products; 2) a change in the Company’s sourcing strategy from make to buy, which reduced the Company’s requirements for certain raw material component parts; and 3) an overall increase in inventory levels due to difficulties with materials requirement planning which in part prompted the implementation of the JD Edwards ERP system. The receivable reserves of $0.6 million related to the write-off of certain uncollectible accounts related to the consumer broadband strategy and allowances for forecasted returns. The charge against other assets primarily related to reserves taken against amounts due from non-customers which were deemed uncollectible. As a result of these charges, the Company also recorded a valuation allowance of approximately $2.5 million against its deferred tax assets.

This restructuring also included the recruitment of new management in most key functional areas. This new management team continued to improve the Company’s infrastructure and repositioned the Company for the future based on current market and business trends. As a result, the Company recorded additional charges of approximately $8.2 million during the second quarter of fiscal 2002. These charges included reserves for inventory obsolescence of $2.4 million, a charge of $0.7 million taken to write-off certain assets, additional receivable related reserves of $0.5 million, a write-off of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million. The inventory charge was necessary due to several factors, including an adjustment to the revenue forecast based on existing trends in the market and economy in September 2001, continued adjustments to demand of older product lines resulting from faster than anticipated demand for new product offerings, continued adjustments to usage requirements for certain raw materials as the Company’s sourcing strategy progressed, and implementation issues with the Company’s ERP software which resulted in purchases of the wrong mix or quantities of certain products during the second quarter of fiscal 2002. The $0.7 million charge was taken to write-off older product demonstration equipment as a result of increasing demand for the Company’s next generation product offerings. The additional receivable reserves of $0.5 million were recorded due to deteriorating general economic conditions and resulting collectibility concerns. The $0.3 million charge to write-off intangibles was primarily a factor of expensing certain patent related expenses as the related patent applications were abandoned during the quarter, and the write-off of goodwill related to the Company’s residential product line, which had experienced a decline in revenue over prior year levels. As a result of the aforementioned charges and historical operating performance, the Company recorded a tax provision of approximately $4.2 million during the quarter ended September 30, 2001 in order to record a valuation allowance against its remaining deferred tax assets. Although the Company anticipated future sustained profitability, accounting principles generally accepted in the United States required that historical operating performance weigh heavily in assessing the realizability of deferred tax assets. Subsequently, the Company announced further realignments to its corporate structure resulting in the elimination of 66 Dallas-based positions, and recorded a severance related restructuring charge of $0.6 million during the quarter ended December 31, 2001.

In the fourth quarter of fiscal 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, under which the period allowed for carrying back net operating losses from certain tax years was extended from two years to five years. As a result, the Company recorded a tax benefit of $2.0 million during the fourth quarter of fiscal 2002 due to the immediate realization of deferred tax assets for which a valuation allowance had been recorded during the quarter ended September 30, 2001.

During fiscal 2002, the Company’s new management team began to implement strict cost control and inventory management measures, and initiated several short-term marketing and sales initiatives. During fiscal 2003, the Company reengineered its sales organization by adding additional direct and indirect sales representatives domestically and new distribution partners internationally while closing its Singapore distribution subsidiary. The Company is expanding research and development efforts in its core product groups. The Company believes these efforts and new focused sales initiatives, combined with continued cost controls and inventory management efforts, will enable the Company to drive long-term value and sales growth and take advantage of the vast potential of the integrated control industry.

Results of Operations

The following table contains the Company’s consolidated statements of operations for each of the three years in the period ended March 31, 2003 (in thousands):

	Fiscal Year Ended March 31
	2003	2002	2001
Commercial sales	$72,220	$72,995	$72,520
Residential sales	10,391	14,612	21,460

Net sales	82,611	87,607	93,980
Cost of sales	40,472	46,262	49,280

Gross profit	42,139	41,345	44,700

Gross profit percentage	51%	47%	48%
Selling and marketing expenses	20,713	27,792	33,035
Research and development expenses	9,210	6,854	9,720
Restructuring costs	—	298	675
General and administrative expenses	8,392	8,515	8,731

Total operating expenses	38,315	43,459	52,161

Operating income (loss)	3,824	(2,114)	(7,461)
Interest expense	415	727	1,090
Other income (expense), net	9	(96)	(168)

Income (loss) before income taxes	3,418	(2,937)	(8,719)
Income tax provision (benefit)	302	2,347	(494)

Net income (loss)	$3,116	$(5,284)	$(8,225)

Fiscal 2003 Results Compared to Fiscal 2002

The Company recorded sales during the fiscal years ended March 31, 2003 and 2002 as follows (in thousands):

Market	March 31, 2003	March 31, 2002	Change
Commercial:
Domestic	$44,990	$48,021	(6)%
International	27,230	24,974	9%

Total Commercial	72,220	72,995	(1)%

Residential	10,391	14,612	(29)%

Total Sales	$82,611	$87,607	(6)%

Total sales declined 6% over fiscal 2002. Total commercial revenue was down slightly compared to prior year revenue. Domestic commercial revenue decreased 6% from fiscal 2002. The decline in domestic commercial revenue is a result of the residual impact of the Company’s focus on a broadband initiative in fiscal 2000 and 2001, as opposed to the Company’s core business, as well as other historical operational issues. Additionally, the Company believes that the slow down in the domestic economy has negatively affected domestic revenue in the current year. These issues have also adversely affected the Company’s residential sales, which declined 29% from fiscal 2002. The international distribution channel operates principally in a two-tier structure, in which the Company sells and ships product to its distributors. The international distributors in turn sell the products to dealers. The distributors were able to buffer the dealers from some of the historical operational issues that resulted from the Company’s focus on its broadband initiative. As a result, these issues have had a lesser impact on the Company’s international channel, which was up 9% over the prior year. In fiscal 2003, the Company expanded its research and development, and announced a number of new products as a result of these efforts. Because typical system integration projects have long lead times and equipment specifications are made early in the design phase, and because the current economic environment is unstable, the Company expects that it could take a number of months to realize the growth potential of these new products. However, the Company believes its new product introductions will allow the Company to recapture market share throughout the market downturn and drive long-term sales growth.

Gross margins for the year ended March 31, 2003 were 51%, up from 47% in the prior year. The prior year margins were negatively impacted by the aforementioned inventory obsolescence charges of $2.4 million taken in September 2001. Excluding the prior year obsolescence charges recorded in September 2001, the year ago margins were 50%. The margin improvement is a reflection of lower costs in the Company’s manufacturing operations as a result of the continued implementation of the Company’s outsourcing strategy, vendor consolidation, and management directed operational efficiencies.

Selling and marketing expenses declined significantly to $20.7 million or 25% of net sales compared to $27.8 million or 32% of net sales for the year ended March 31, 2002. The decrease in selling and marketing expenses is primarily a result of cost control initiatives launched in the latter half of fiscal 2002, including reduced headcount in the Company’s domestic and international sales organizations. Research and development expenses were $9.2 million or 11% of net sales compared to $6.9 million or 8% of net sales for fiscal 2002. As noted above, the Company increased its fiscal 2003 research and development spending significantly over prior year levels to expand its product portfolio in order to drive long-term sales growth. General and administrative expenses were $8.4 million or 10% of net sales compared to $8.5 million or 10% of net sales for the year ago period. Excluding the aforementioned charges of $0.6 million recorded in September 2001 to reserve receivables and write-off certain intangible assets, fiscal 2002 general and administrative expenses were $7.9 million or 9% of net sales in the year ago period. The increase in general and administrative expenses in fiscal 2003 is primarily a result of increased salary and incentive compensation expense, offset by lower professional service fees.

Interest expense was $0.4 million or 0.5% of net sales compared to $0.7 million or 0.8% of net sales for fiscal 2002. This decline is primarily attributable to lower average outstanding balances on the Company’s revolving line of credit during fiscal 2003.

The Company’s effective tax rate was approximately 9% for the twelve months ended March 31, 2003. The tax provision of $302,000 recorded for the year principally represents foreign taxes on the Company’s U.K. subsidiary. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company recorded a full valuation allowance on its deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

Fiscal 2002 Results Compared to Fiscal 2001

The Company recorded sales during the fiscal years ended March 31, 2002 and 2001 as follows (in thousands):

Market	March 31, 2002	March 31, 2001	Change
Commercial:
Domestic	$48,021	$44,246	9%
International	24,974	28,274	(12)%

Total Commercial	72,995	72,520	1%

Residential	14,612	21,460	(32)%

Total Sales	$87,607	$93,980	(7)%

Domestic commercial revenue growth in fiscal 2002 reflected continued support for the Company’s Netlinx product offering in the commercial market, although the growth rate had slowed from fiscal 2001. The Company believes the decrease in the domestic commercial growth rate from fiscal 2001 to fiscal 2002 was due to the residual impact of the Company’s focus in prior years on its now discontinued consumer broadband strategy, and the general economic downturn. Revenue of the Company’s subsidiaries in the U.K. and Singapore declined 29% and 21%, respectively, versus fiscal 2001. The decline in revenues in the U.K. in fiscal 2002 was primarily related to the fact that the Company’s wholly-owned distributor in the U.K. ceased distribution of all non-AMX product lines in fiscal 2002. In addition, U.K. revenues for fiscal 2001 included shipments of approximately $0.7 million for a large non-recurring project. The decline in revenues in Singapore reflects severe economic challenges in Singapore and certain other Asian markets. Revenue in all other international markets declined 1% compared to fiscal 2001. The decline in residential sales in fiscal 2002 was related to the Company’s focus on the consumer broadband market in fiscal 2000 and 2001. In addition, the Company’s relocation of its Salt Lake City operations to Dallas in September 2000 further diluted its focus on the residential channel.

Excluding the aforementioned obsolescence charges of $2.4 million and $2.9 million in fiscal 2002 and 2001, respectively, gross profit for the year ended March 31, 2002 was 50% compared to 51% for the year ended March 31, 2001. The slight decline in margins was primarily a result of incremental costs incurred related to the Company’s manufacturing outsourcing program which was initiated in the first quarter of fiscal 2002. Including the obsolescence charges, gross profit was 47% and 48%, respectively.

Selling and marketing expenses were $27.8 million or 32% of net sales for the year ended March 31, 2002 compared to $33.0 million or 35% of net sales in fiscal 2001. This decrease is primarily related to savings achieved by the elimination of the Company’s consumer broadband division in March 2001 and cost reduction initiatives implemented in the third quarter of fiscal 2002 that included a workforce reduction.

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

General and administrative expenses were $8.5 million or 10% of net sales compared to $8.7 million or 9% of net sales for fiscal 2001. The decline in general and administrative expenses from fiscal 2001 is related to charges incurred in fiscal 2001 as a result of a customer that filed bankruptcy, savings created by the elimination of the Company’s Salt Lake City facilities which were closed in the third quarter of fiscal 2001, and overall cost control initiatives implemented during the latter half of fiscal 2002.

Interest expense decreased from $1.1 million in fiscal 2001 to $0.7 million in fiscal 2002. This decline is primarily a result of lower average outstanding balances on the line of credit during fiscal 2002. Additionally, interest rates were somewhat lower in fiscal 2002. The Company reported other expense of $96,000 in fiscal 2002 versus other expense of $168,000 in fiscal 2001. This change is due in part to a loss of $247,000 incurred on the sale of furniture from the Company’s previous facilities that was incurred in fiscal 2001.

Excluding net charges of $2.2 million to record a valuation allowance on the Company’s deferred tax assets, the Company recorded a tax provision of $176,000 for the year ended March 31, 2002 for an effective tax rate of approximately 13%. This tax provision principally represents foreign taxes on its U.K. and Singapore subsidiaries. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance on its deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

Liquidity and Capital Resources

In the twelve months ended March 31, 2003, the Company generated $10.8 million of cash from operations, including net income of $3.1 million. Other significant components of operating cash flows included non-cash related items of $4.4 million, collections of receivables of $3.1 million, a reduction of inventory of $3.6 million, and net income tax refunds of $2.0 million, offset by a decline in accounts payable of $4.1 million and accrued expenses of $1.1 million. In the twelve months ended March 31, 2002, the Company generated $0.4 million of cash from operations. Significant components included non-cash related items of $13.4 million offsetting a reported net loss of $5.3 million. Other significant components of operating cash flows include uses of cash for receivables growth of $1.7 million, a decline in accounts payable of $4.1 million, and an increase in tax receivables of $2.1 million. Days sales outstanding were 44 and 57 as of March 31, 2003 and 2002, respectively, while inventory turns were 5.2 and 3.7 for the same periods. The decrease in days sales outstanding is due principally to improved collection efforts as a result of improved operational efficiencies. The increase in inventory turns is related to better inventory management and the Company’s migration to outsourced manufacturing. Capital expenditures for the twelve months ended March 31, 2003 were $1.6 million as compared to $2.5 million in the twelve months ended March 31, 2002. This decline is primarily a result of residual expenditures in fiscal 2001 related to the Company’s ERP system. Capital expenditures related to the Company’s ERP implementation decreased significantly following the “go-live” date in June 2001. A significant portion of the capital expenditures in fiscal 2003 relate to tooling equipment acquired in conjunction with new product development and introductions during the year.

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The interest rate varies depending on the ratio of funded indebtedness to EBITDA as defined in the loan agreement. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of its wholly-owned U.K. subsidiary. At March 31, 2003, $3.0 million was outstanding under the revolving line of credit agreement and $6.9 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $1.0 million as of March 31, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of March 31, 2003.

The Company believes that cash flow from operations and the funding available under existing and future credit facilities will be adequate to fund working capital and capital expenditure requirements for at least the next 12 months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company had outstanding debt of $4.0 million and $9.6 million at March 31, 2003 and 2002, respectively. This debt represents 13% and 25% of total assets at those respective dates. In Fiscal 2003, the average interest rate on the Company’s revolving debt was 4.6%. The Company has four remaining principal payments on it’s term note, with the last payment due April 30, 2004. Interest rates on the Company’s term note averaged 4.3% in fiscal 2003.

Interest Rate Risk

The Company does have an exposure to changing interest rates as the interest rates on its debt instruments are variable. A hypothetical 10% increase or decrease in market interest rates would have impacted the Company’s interest expense approximately $26,000 and $54,000 in fiscal 2003 and 2002, respectively. However, changing interest rates do not materially impact the fair value of the Company’s debt instruments due to the variability of the interest rates on these instruments.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was approximately $5.0 million and $1.2 million at March 31, 2003 and 2002 respectively. The Company invests its cash mainly in short term investments with an initial maturity of three months or less.

To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

Foreign Currency Exchange Rate Risk

The Company transacts business in various foreign currencies through its wholly-owned subsidiary in York, England. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments. A hypothetical 10% plus or minus fluctuation in all applicable non-U.S. exchange rates would have an earnings impact of approximately $290,000 and $145,000 for fiscal 2003 and 2002, respectively, based on fiscal year end balances and rates.

ITEM 8.    FINANCIAL STATEMENTS.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements contained in this report. The Company’s Consolidated Financial Statements begin at page F-1 hereunder.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

The following persons are Executive Officers of AMX Corporation:

Robert J. Carroll, 55, was appointed President and Chief Executive Officer of the Company in November 2001. Prior to his appointment as President and Chief Executive Officer, Mr. Carroll served as a consultant to the Company commencing in March 2001 and has served as a director of the Company since January 2001. Mr. Carroll served as Chairman and CEO of BEI Holding Corporation from August 1998 to March 2001. From April 1994 through October 2001, Mr. Carroll was a Principal in Roscommon Limited, a technology investment and consulting practice providing specialized support in turnarounds, acquisitions, and divestitures. Mr. Carroll has over twenty-five years operational experience with technology companies engaged in software and hardware manufacturing. Mr. Carroll graduated from American Institute, attended graduate school at American University, and completed MBA graduate courses at the University of Dallas Graduate School of Management.

C. Chris Apple, 39, was elected Vice President, Chief Financial Officer and Secretary in June 2003. Mr. Apple served as Interim Vice President, Chief Financial Officer from February 2003 to June 2003. From December 2001 to June 2003, Mr. Apple served as Vice President, Corporate Development. From May 2001 to November 2001, Mr. Apple served as Vice President and Chief Financial Officer of Ellipsus Systems. From February 1999 to March 2001, Mr. Apple served as Vice President and Chief Financial Officer for BEI Holding Corporation. From February 1997 to February 1999, Mr. Apple served as Director of Corporate Finance and Special Projects for Alcatel USA (formerly DSC Corporation). He also held prior senior executive positions with AnswerSoft and Sevin Rosen Funds and professional audit positions with Ernst & Young. Mr. Apple holds a BBA degree from Oklahoma State University and is a Certified Public Accountant.

Steve H. Byars, 49, has served as Vice President, Administration of the Company from April 2001 to present. From April 1995 to April 2001, Mr. Byars led the administrative functions for Hollywood Casino Corporation. Previously Mr. Byars served Fidelity Investments from October 1989 to April 1995 as Vice President of Administration. He has also prior senior level experience with a variety of companies, including Trammell Crow Company, Amdahl Computer Corporation, and Texas Instruments. Mr. Byars holds a MBA and a BA degree from the University of North Texas.

Carl D. Evans, 53, has served as Vice President, Operations of the Company from July 2001 to the present. Prior to joining the Company, Mr. Evans served as Vice President of Operations and Customer Service for Samsung Telecommunications from June 1998 to June 2001. From February 1995 to May 1998, Mr. Evans served as Director of Distribution and Customer Service for Siemens Telecommunications, Americas. Mr. Evans brings 25-plus years of high-tech manufacturing and customer service experience to the Company. He has held senior management positions at companies such as Network Access Corporation, Intellicall and Nortel. Mr. Evans holds a B.S. degree from the University of North Texas.

Patrick W. Gallagher 53, has served as Vice President, U.S. Sales of the Company from January 2002 to the present. From June 1997 until December 2001, Mr. Gallagher was employed by the Town of Addison, Texas. From December 1994 until January 1997, Mr. Gallagher served as Vice President, Sales and Marketing for Prism Technologies/Axcess Inc. Prior to this period, Mr. Gallagher served as Senior Vice President, Sales and Marketing for Applied Engineering and Vice President, Sales and Marketing for Computrac, Inc. Mr. Gallagher holds a BA degree from the University of New Mexico and attended Texas Wesleyan School of Law.

Peter C. Nohren, 42, has served as Vice President, Engineering for the Company from January 2002 to the present. From July 2000 to July 2001, Mr. Nohren was Chief Operating Officer of Paratek Microwave, and was responsible for all product lines and distribution channels in the mobile and fixed wireless markets. Prior to this time, Mr. Nohren spent 18 years at Ericsson in various capacities, most recently as Vice President of Optical

Networks, Cross Connect and Wireless Broadband Access, where he implemented global product strategies and directed product development efforts. Mr. Nohren holds a Bachelor’s of Electrical Engineering from Berzelius Sweden.

Scott D. Norder, 37, has served as Vice President, Business Development from February 2003 to the present. Mr. Norder served as a consultant from April 2002 to February 2003, including serving in a consulting role to the Company from June 2002 to February 2003. Prior to this, Mr. Norder served as Division President and Vice President of Strategy for Stellent, Inc, a publicly traded, Minnesota-based software developer from July 2000 to April 2002. From April 1995 to July 2000, Mr. Norder held the position of Division President and General Manager for Inso Corporation, a Boston-based software developer. Prior to this period, Mr. Norder held various engineering and management positions at Systems Compatibility Corporation, a Chicago-based hardware and software developer focused on connecting incompatible office automation systems. Mr. Norder holds a Bachelor’s Degree in Electrical and Computer Engineering from the University of Illinois at Urbana-Champaign.

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

Rashid M. Skaf, 33, has served as Vice President, Marketing from December 2001 to the present. Prior to joining the Company, Mr. Skaf served as Vice President Global Sales and Marketing for Broadband Gateways Inc. from January 2000 to July 2001. Mr. Skaf was Vice President and General Manager of Nortel Networks Broadband Wireless Access from 1998 to 1999, overseeing business development, sales and marketing in North America, global marketing, and product and program management. From 1997 to 1998, Mr. Skaf served as Executive Director of Business Development and Marketing for Broadband Networks, Inc. Prior to this period, Mr. Skaf held technical and management positions within Ericsson Inc. Mr. Skaf holds a MBA from the American Graduate School of International Management, Thunderbird and a BS from the University of Tampa.

Directors

The presentation of Directors of the Registrant appears in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders (“Proxy Statement”), which is incorporated by reference herein.

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

ITEM 14.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of AMX Corporation’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, AMX has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within the 90 days prior to the date of this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling AMX Corporation to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in AMX Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company completed its evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    (1)    Financial Statements.

The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page F-1 hereof.

(2)    Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts has been included on page F-19 of this annual report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)    Exhibits.

The following exhibits are filed as a part of this Annual Report on Form 10-K.

3.1	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed March 11, 1996, File no. 333-2202).

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 10, 1999, File No. 0-026924).

3.3	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended September 30, 2001, File No. 0-026924).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2002, File no. 0-26924).

4.1	Specimen Certificate for Common Stock of Registrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

4.2	Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt and Billie I. Williamson (Incorporated by reference from Exhibit 4.2 to the Company’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

4.3	First Amendment dated September 12, 1995 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt, and Billie I. Williamson (Incorporated by reference from Exhibit 4.3 to the Company’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

4.4	Second Amendment dated February 22, 2001 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, J. Joseph Hardt, Scott D. Miller and Peter D. York. (Incorporated by reference from Exhibit 4.4 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

4.5	Declaration of Registration Rights made October 14, 1997, by the Registrant for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement, as hereinafter defined (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1997, File no. 0-26924).

4.6	Registration Rights Agreement dated February 22, 2001 between the Registrant and Scott Miller (Incorporated by reference from Exhibit 4.6 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

4.7	Common Stock Warrant No. 001 issued to Intel Corporation to purchase 238,057 shares of Common Stock (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

4.8	Common Stock Warrant No. 002 issued to Intel Corporation to purchase 79,352 shares of Common Stock (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

4.9	Securities Purchase and Investor Rights Agreement dated December 15, 1999 (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

10.1	AMX Corporation 1993 Stock Option Plan, accompanied by forms of Incentive Stock Option and Non-qualified Stock Option Agreements (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

10.2	1996 Employee Stock Purchase Plan, accompanied by forms of Enrollment/Change Form, Section 16b Participation Form and Stock Purchase Agreement (Incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

10.3	First Amendment to AMX Corporation 1996 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended September 30, 2001, File no. 0-26924).

10.4	Second Amendment to AMX Corporation 1996 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended September 30, 2001, File no. 0-26924).

10.5	AMX Corporation 1999 Equity Incentive Plan (Incorporated by reference from Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ending March 31, 1999, File no. 0-26924).

10.6	Letter Loan Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.7	Revolving Promissory Note dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.8	Term Promissory Note dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.9	Security Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.10	Pledge Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.11	Intellectual Property Security Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.12	Notice of Final Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.13	Intracreditor Subordination and Confirmation dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.9 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.14	Export Loan Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.15	Amended and Restated Exim Note dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.16	Borrower Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.12 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.17	Loan Authorization Notice dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File no. 0-26924).

10.18	Lease Agreement dated November 22, 1999 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.19	First Amendment to Lease Agreement dated January 10, 2000 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.20	Option Agreement dated October 1, 2000 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.12 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.21	Second Amendment to Lease Agreement dated May 1, 2001 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.22	Employment Agreement dated March 20, 2001 between the Registrant and Joe Hardt (Incorporated by reference from Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.23	Employment Agreement dated February 8, 2002 between the Registrant and Robert J. Carroll (Incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2002, File no. 0-26924).

†10.24	Employment Agreement dated December 3, 2001 between the Registrant and Chris Apple.

†10.25	Employment Agreement dated April 16, 2001 between the Registrant and Steve Byars.

†10.26	Employment Agreement dated July 9, 2001 between the Registrant and Carl Evans.

†10.27	Employment Agreement dated January 2, 2002 between the Registrant and Peter Nohren.

†10.28	Employment Agreement dated February 17, 2003 between the Registrant and Scott Norder.

†10.29	Employment Agreement dated December 3, 2001 between the Registrant and Rashid Skaf.

†10.30	Employment Agreement dated July 31, 2001 between the Registrant and Jean Nelson.

†21.1	Schedule of Subsidiaries.

†23.1	Consent of Independent Auditors.

†99.1	Certifications of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, and C. Chris Apple, Vice President, Chief Financial Officer and Secretary, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

†99.2	Certifications of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, and C. Chris Apple, Vice President, Chief Financial Officer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(b)    Reports on Form 8-K.

Current report on Form 8-K dated as of January 23, 2003, and filed on January 24, 2003, regarding the Registrant’s press release for the third quarter ended December 31, 2002.

Current report on Form 8-K dated as of February 17, 2003, and filed on February 18, 2003, regarding the departure of Jean M. Nelson, Vice President and Chief Financial Officer.

Current report on Form 8-K dated as of February 20, 2003, and filed on February 21, 2003, regarding the appointment of Scott D. Norder as Vice President of Business Development.

Current report on Form 8-K dated as of April 24, 2003, and filed on April 25, 2003, regarding the Registrant’s press release for the fourth quarter and fiscal year ended March 31, 2003.

Current report on Form 8-K dated as of June 6, 2003, and filed on June 9, 2003, regarding the appointment of C. Chris Apple as Vice President, Chief Financial Officer and Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

By:	/s/ ROBERT J. CARROLL

Robert J. Carroll, Chairman of the Board, Chief Executive Officer, President and Director

June 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

Signature	Title	Date

/s/ ROBERT J. CARROLL Robert J. Carroll	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	June 25, 2003

/s/ C. CHRIS APPLE C. Chris Apple	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2003

/s/ JOHN E. WILSON John E. Wilson	Director	June 25, 2003

/s/ THOMAS L. HARRISON Thomas L. Harrison	Director	June 25, 2003

/s/ LARRY N. GOLDSTEIN Larry N. Goldstein	Director	June 25, 2003

/s/ RICHARD L. SMITH Richard L. Smith	Director	June 25, 2003

/s/ J. OTIS WINTERS J. Otis Winters	Director	June 25, 2003

/s/ DAVID R. RICHARD David R. Richard	Director	June 25, 2003

AMX CORPORATION

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

AMX Corporation

We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. We have also audited the accompanying schedule of Valuation and Qualifying Accounts as of March 31, 2003, 2002, and 2001, and for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Dallas, Texas

April 21, 2003

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,960,700	$1,245,452
Receivables, less allowance for doubtful accounts of $983,000 for 2003 and $1,130,000 for 2002	9,820,272	13,579,304
Inventories	7,274,059	11,700,211
Income tax receivable	50,932	1,981,273
Prepaid expenses	981,874	859,875
Other current assets	201,559	—

Total current assets	23,289,396	29,366,115
Furniture and equipment, at cost, net	6,899,187	8,265,011
Deposits and other	291,447	382,876

Total assets	$30,480,030	$38,014,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,000,000	$7,600,000
Accounts payable	3,167,108	7,295,345
Accrued compensation	1,549,503	1,400,564
Other accrued expenses	2,486,833	3,776,226
Current portion of long-term debt	766,088	1,021,450

Total current liabilities	10,969,532	21,093,585
Long-term debt, less current portion	255,363	1,013,002
Other long-term liabilities	199,842	118,457
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 10,000,000
Issued shares — none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000
Issued shares — 11,699,334 for 2003 and 11,583,525 for 2002	116,993	115,835
Additional capital	24,406,702	24,257,894
Accumulated deficit	(1,000,118)	(4,116,487)
Less treasury stock (496,476 shares for 2003 and 2002)	(4,468,284)	(4,468,284)

Total shareholders’ equity	19,055,293	15,788,958

Total liabilities and shareholders’ equity	$30,480,030	$38,014,002

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2003	2002	2001
Commercial system sales	$72,220,256	$72,995,356	$72,520,047
Residential system sales	10,391,196	14,611,855	21,459,480

Net sales	82,611,452	87,607,211	93,979,527
Cost of sales	40,472,183	46,262,061	49,279,368

Gross profit	42,139,269	41,345,150	44,700,159
Selling and marketing expenses	20,713,768	27,791,907	33,035,289
Research and development expenses	9,209,844	6,854,273	9,720,275
Restructuring costs	—	298,529	674,613
General and administrative expenses	8,391,868	8,514,615	8,731,060

Total operating expenses	38,315,480	43,459,324	52,161,237

Operating income (loss)	3,823,789	(2,114,174)	(7,461,078)
Interest expense	414,629	727,152	1,090,142
Other income (expense), net	9,597	(95,817)	(168,362)

Income (loss) before income taxes	3,418,757	(2,937,143)	(8,719,582)
Income tax provision (benefit)	302,388	2,346,627	(494,332)

Net income (loss)	$3,116,369	$(5,283,770)	$(8,225,250)

Basic and diluted income (loss) per share	$0.28	$(0.48)	$(0.87)

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Capital	Retained Earnings (Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2000	9,860,650	$98,607	$17,920,112	$9,392,533	496,476	$(4,468,284)	$14,799	$22,957,767
Net loss	—	—	—	(8,225,250)	—	—	—	(8,225,250)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(13,696)	(13,696)

Total comprehensive loss								(8,238,946)
Exercise of stock options, including tax benefit of $45,771, and purchases under employee stock purchase plan	162,717	1,627	424,813	—	—	—	—	426,440
Sale of common stock	1,235,351	12,353	5,240,362	—	—	—	—	5,252,715

Balance at March 31, 2001	11,258,718	112,587	23,585,287	1,167,283	496,476	(4,468,284)	1,103	20,397,976
Net loss	—	—	—	(5,283,770)	—	—	—	(5,283,770)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(1,103)	(1,103)

Total comprehensive loss								(5,284,873)
Exercise of stock options and purchases under employee stock purchase plan	324,807	3,248	672,607	—	—	—	—	675,855

Balance at March 31, 2002	11,583,525	115,835	24,257,894	(4,116,487)	496,476	(4,468,284)	—	15,788,958
Net income and comprehensive income	—	—	—	3,116,369	—	—	—	3,116,369
Purchases under employee stock purchase plan	115,809	1,158	148,808	—	—	—	—	149,966

Balance at March 31, 2003	11,699,334	$116,993	$24,406,702	$(1,000,118)	496,476	$(4,468,284)	$—	$19,055,293

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2003	2002	2001
Operating Activities
Net income (loss)	$3,116,369	$(5,283,770)	$(8,225,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,969,716	3,927,411	3,805,711
Amortization	—	509,924	659,427
Write-down of demonstration equipment	—	708,813	—
Write-down of goodwill	—	90,197	—
Provision for losses on receivables	648,729	735,322	1,074,000
Provision for inventory obsolescence	820,327	3,083,792	2,956,598
Loss on sale of property and equipment	—	—	247,556
Deferred income taxes	—	4,331,632	(913,358)
Changes in operating assets and liabilities:
Receivables	3,110,303	(1,710,574)	(4,149,474)
Inventories	3,605,825	(473,201)	(5,650,742)
Prepaid expenses and other assets	(232,129)	1,077,968	515,313
Accounts payable	(4,128,237)	(4,127,113)	6,629,665
Accrued expenses	(1,147,994)	(311,707)	152,129
Income taxes	2,019,266	(2,147,496)	1,187,819

Net cash provided by (used in) operating activities	10,782,175	411,198	(1,710,606)
Investing Activities
Purchase of property and equipment	(1,603,892)	(2,514,298)	(7,962,587)
Proceeds from sale of property and equipment	—	—	100,000

Net cash used in investing activities	(1,603,892)	(2,514,298)	(7,862,587)
Financing Activities
Sale of common stock and exercise of stock options	149,966	675,855	5,633,384
Net increase (decrease) in line of credit	(4,600,000)	2,050,000	5,550,000
Repayments of long-term debt	(1,013,001)	(983,997)	(975,346)

Net cash provided by (used in) financing activities	(5,463,035)	1,741,858	10,208,038
Effect of exchange rate changes on cash	—	(1,103)	(13,696)

Net increase (decrease) in cash and cash equivalents	3,715,248	(362,345)	621,149
Cash and cash equivalents at beginning of year	1,245,452	1,607,797	986,648

Cash and cash equivalents at end of year	$4,960,700	$1,245,452	$1,607,797

See accompanying notes.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

AMX Corporation (“AMX” or the “Company”) was organized in March 1982. The Company designs, develops, markets and distributes advanced integrated control systems. The Company sells primarily to dealers and distributors in the United States, Canada, Mexico, Latin America, Europe, Australia, the Middle East, and the Far East.

Principles of Consolidation

The Company’s financial statements include the accounts of all wholly owned subsidiaries. All significant inter-company balances have been eliminated.

Cash Equivalents

Cash equivalents include short-term investments with an initial maturity of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are categorized as raw materials, work-in-progress or finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management uses estimates to record these reserves. Slow-moving inventory is reviewed by product and may be partially or fully reserved depending on the type of product, the length of time the product has been included in inventory, estimated future sales, and other relevant factors.

Depreciation

Depreciation of property and equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line depreciation method. The estimated lives used in determining depreciation generally range from 3 to 5 years for furniture, fixtures and equipment, and up to 10 years for leasehold improvements.

Concentration of Credit Risk

During the years ended March 31, 2003, 2002, and 2001, the Company realized approximately 33%, 29%, and 30%, respectively, of total revenues from foreign sales and had approximately 38% and 40%, respectively, of trade receivables due from foreign customers at March 31, 2003 and 2002. Of the total receivables outstanding, approximately 12% of such receivables are denominated in foreign currencies and are thus subject to foreign exchange rate risk. The Company currently has one active subsidiary outside the U.S. in the United Kingdom. The net assets of foreign subsidiaries represented 14% and 12% of consolidated net assets at March 31, 2003 and 2002, respectively.

The Company provides credit in the normal course of business to its dealers and distributors. The Company generally does not require collateral or a deposit when providing credit. The Company performs ongoing credit evaluations of its customers and maintains estimated allowances for possible credit losses based upon reviews of specific account balances, historical loss trends, current economic conditions, and other relevant considerations.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company commencing in its annual financial statements for the fiscal year ended March 31, 2003. The adoption of FIN 45 did not have a material impact on the consolidated results of operations or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the fiscal year ended March 31, 2003, and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending June 30, 2003. The Company does not expect SFAS No. 148 to have a material impact on its consolidated results of operations or financial position.

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

Income Taxes

The Company’s income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not that such benefits will be realized.

Net Income (Loss) Per Common Share, Including Pro Forma Effects of Stock-Based Compensation

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and other stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 2003, 2002 and 2001, respectively: dividend yield of 0% for all periods; expected volatility of 102.6%, 94.8%, and 89.6%; risk-free interest rate of 3.2%, 4.5% and 5.15%; and expected lives of 6 years for all periods. The weighted-average fair value of options granted under the Company’s stock option plans during 2003, 2002, and 2001 was $1.78, $2.16, and $3.03, respectively. The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income in future years due to the variability of the inputs required in the Black-Scholes option-pricing model.

The following table sets forth the computation of basic and diluted net income (loss) per share for each of the last three fiscal years and illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year ended March 31,
	2003	2002	2001
Numerator:
Net income (loss) as reported	$3,116,369	$(5,283,770)	$(8,225,250)
Deduct: Total stock-based compensation determined under fair value method for all awards	(1,416,130)	(945,000)	(2,766,594)

Net income (loss) — pro forma	$1,700,239	$(6,228,770)	$(10,991,844)

Denominator:
Denominator for basic net income (loss) per share — Weighted-average shares outstanding	11,139,670	11,006,372	9,486,476
Effect of dilutive securities:
Employee stock options	15,443	—	—

Denominator for diluted net income (loss) per share	11,155,113	11,006,372	9,486,476

Basic and diluted net income (loss) per share — as reported	$0.28	$(0.48)	$(0.87)

Basic and diluted net income (loss) per share — pro forma	$0.15	$(0.57)	$(1.16)

Of the total stock options outstanding, approximately 1,581,000 options were excluded from the computation of diluted earnings per share in fiscal 2003 because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. Had the Company reported net income for fiscal 2002 and 2001, 566,886 and 1,576,537 potentially dilutive shares would have been included in the computation of diluted income per share, respectively.

Incurred but not Reported Medical Claims

The Company self-insures the payment of medical benefits to its employees. As a result, management is required to regularly estimate the value of unpaid benefits based upon historical trends and uses that information to record its liability for benefits that have been incurred but not yet paid. The Company has stop loss insurance coverage in effect to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate. However, the trend of medical claims may significantly and unexpectedly change, in which case the Company’s liability for unpaid claims may no longer be accurate. This could cause the Company to either increase or decrease its expense in a material amount in the period the change occurred.

Restructuring

Historically, the Company recorded restructuring charge liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3. Effective December 31, 2002, the Company adopted SFAS No. 146. The Company will account for any exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146. In some circumstances, the restructuring liabilities recorded require management to make certain estimates. Although no significant changes in estimates are anticipated, actual costs may differ from these estimates.

Foreign Currency Translation

Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and historical rates, as applicable, and revenues and expenses are translated at the average monthly exchange rates.

The functional currency of the Company’s subsidiary in the United Kingdom is the U.S. dollar. Translation gains and losses included in income are immaterial and result from translating all accounts of the Company’s U.K. subsidiary into U.S. dollars.

Shipping and Handling Costs

Shipping and handling costs that the Company incurs related to product shipments to customers are included in cost of sales.

Advertising

The Company expenses the costs of advertising when incurred. Advertising costs were $427,000, $482,000 and $457,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Inventories

The components of inventories are as follows:

	2003	2002
Raw materials	$3,595,261	$6,237,584
Work in progress	310,910	2,346,446
Finished goods	6,155,661	7,126,905
Reserve for obsolescence	(2,787,773)	(4,010,724)

	$7,274,059	$11,700,211

3.	Furniture and Equipment

The general classes of property and equipment are as follows:

	2003	2002
Equipment, including computers	$17,527,970	$16,133,907
Furniture and fixtures	3,210,730	3,204,716
Leasehold improvements	1,420,993	1,427,279

	22,159,693	20,765,902
Less accumulated depreciation	(15,260,506)	(12,500,891)

	$6,899,187	$8,265,011

4.	Debt

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate (LIBOR). The interest rate varies depending on the ratio of funded indebtedness to EBITDA as defined in the loan agreement. As of March 31, 2003 and 2002, the interest rate on the revolving line of credit was approximately 4.5% and 5.5%, respectively. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the U.K. subsidiary. At March 31, 2003, $3.0 million was outstanding under the revolving line of credit agreement and $6.9 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for interest at varying rates based on the Company’s choice of the prime lending rate or LIBOR. As of March 31, 2003 and 2002, the interest rate on the term note was 3.6% and 6.3%, respectively. The term note provides for quarterly payments of principal and interest through April 30, 2004, and has an outstanding principal balance of approximately $1.0 million as of March 31, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of March 31, 2003.

Interest paid amounted to approximately $424,000, $708,000, and $923,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

5.	Employee Benefit Plans

The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 60% of their salary subject to statutory limitations. Prior to December 31, 1999, the Company matched the employees’ contributions at $0.25 on every dollar to a maximum of 4% of compensation. Effective January 1, 2000, the Company matched the employees’ contributions at $0.50 on every dollar to a maximum of 8% of compensation. In November 2001, the Company match was suspended. Company contributions for the years ended March 31, 2002 and 2001 were $271,000 and $515,000, respectively. Effective April 1, 2003, the Company has reinstated the Company match at $0.25 on every dollar to a maximum of 4% of compensation.

The Company’s 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1. For the years ended March 31, 2003, 2002 and 2001, 115,809, 87,773, and 74,235 shares were issued under this plan. As of March 31, 2003, there were 134,191 shares available for future issuance under the Plan.

6.	Income Taxes

The components of the Company’s income tax provision (benefit) were as follows:

	2003	2002	2001
Federal income taxes:
Current	$(80,712)	$(2,102,034)	$36,211
Deferred	—	4,201,682	(553,925)
State income taxes	16,768	178,392	(404,906)
Foreign income taxes	366,332	68,587	428,288

	$302,388	$2,346,627	$(494,332)

Foreign operations generated a profit before tax of approximately $1.6 million for the year ended March 31, 2003. Foreign operations incurred a loss before tax of approximately $0.2 million for the year ended March 31, 2002 and a profit before tax of $1.0 million for the year ended March 31, 2001. Undistributed earnings (approximately $3.6 million at March 31, 2003) of non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon repatriation of these earnings.

The income tax provision (benefit) differs from amounts computed by applying the U.S. federal statutory tax rate to income (loss) before income taxes as follows:

	Year ended March 31,
	2003	2002	2001
Federal income tax (benefit) at statutory rate	$1,162,378	$(998,629)	$(2,964,658)
State income tax (benefit), net of federal tax	278,292	117,739	(267,238)
Benefit of income reported through Foreign Sales Corporation and Extra Territorial Income benefit	(224,523)	(254,931)	(137,005)
Effect of non-U.S. tax rates	(137,055)	61,015	(15,748)
Change in valuation allowance	(1,090,008)	3,737,380	2,518,560
Effect of non-deductible goodwill and other intangible asset amortization	—	58,672	78,227
Effect of non-deductible meals and entertainment expenses	68,803	100,022	165,428
Recognition of research and development credit	381,959	(541,857)	(428,000)
Provision for potential assessments	—	91,694	370,000
Other	(137,458)	(24,478)	186,102

	$302,388	$2,346,627	$(494,332)

The Company recorded a tax provision of approximately $4.2 million during the quarter ended ended September 30, 2001 in order to record a full valuation allowance against its deferred tax assets. This valuation allowance was recorded as a result of the accounting charges and operating performance of the Company in fiscal years 2000, 2001, and through the quarter ended September 30, 2001. Although the Company anticipates future sustained profitability, generally accepted accounting principles required that historical operating performance weigh heavily in assessing the realizability of deferred tax assets. In the fourth quarter of fiscal 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, under which the period allowed for carrying back net operating losses from certain tax years was extended from two to five years. As a result, the Company was able to immediately realize $2.0 million of the deferred tax assets for which a valuation allowance had previously been recorded. Accordingly, the Company recorded a tax benefit of $2.0 million during the fourth quarter of fiscal 2002. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

Significant components of deferred tax assets and liabilities are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$4,309,588	$4,098,945
Inventories	1,693,274	1,950,127
Bad debts	340,576	326,794
Accrued restructuring charge	37,007	165,809
Tax credit carryforwards	579,707	961,666
Accrued expenses and other	551,882	767,101

	7,512,034	8,270,442
Valuation allowance	(6,518,291)	(7,608,299)

	993,743	662,143
Deferred tax liabilities:
Prepaid expenses	(378,191)	(348,412)
Depreciation	(545,309)	(243,488)
Other	(70,243)	(70,243)

	(993,743)	(662,143)

Net deferred tax asset	$—	$—

Net income tax refunds of approximately $1.9 million were received in the year ended March 31, 2003, consisting of federal tax refunds, offset by foreign and state income tax payments. Net income tax payments of approximately $162,000 were made in the year ended March 31, 2002, consisting of foreign and state income tax payments offset by federal tax refunds. Net income tax refunds of $662,000 were received in the year ended March 31, 2001.

At March 31, 2003, the Company has approximately $12.3 million of federal net operating loss carryforwards, which begin to expire in 2012. Of this amount, $3.6 million is subject to certain limitations under the Internal Revenue Code. The Company has approximately $4.4 million of state net operating loss carryforwards that expire at various dates. Research and development credit carryforwards amount to $0.6 million and begin to expire in 2019.

7.	Commitments and Contingencies

The Company leases real property and equipment. Under certain leases, the Company is required to pay costs such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under operating leases for the years ended March 31, 2003, 2002, and 2001, was $2.0 million, $2.3 million, and $1.4 million, respectively.

At March 31, 2003 future minimum payments for non-cancelable operating leases are as follows:

2004	$1,826,068
2005	1,634,858
2006	1,599,877
2007	1,661,699
2008	1,655,128
2009 and thereafter	3,977,662

$12,355,292

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for our products. As of March 31, 2003, the Company has outstanding purchase commitments of approximately $12.9 million, compared with $13.3 million as of March 31, 2002. The

Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has a reserve of approximately $150,000 for such anticipated restocking charges.

The Company is involved in certain legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8.	Restructuring Costs

Salt Lake City Relocation

During the third quarter of 2000, the Company announced plans to shutdown its operations located in Salt Lake City and move those operations to its corporate headquarters in Dallas. The Salt Lake City location included a majority of the Company’s residential operations. Approximately 94 employees, all of whom worked at the Company’s Salt Lake City location, were impacted by this shutdown. Of the 94 employees, 82 were expected to be terminated or decline the Company’s offer to move to Dallas and thus receive severance, and 12 were expected to accept positions with the Company in Dallas. Employees that ended their employment prior to their termination date and employees that opted to move to Dallas, as offered under the plan, forfeited their termination benefits. Of the 94 employees, approximately 57 employees received severance benefits totaling $914,000. Of the remaining employees, 11 employees forfeited their severance benefit by leaving the Company prior to vesting in the severance benefit, and 26 employees forfeited their severance by accepting positions with the Company in Dallas. Total forfeitures were $390,000. An asset impairment charge was recorded to write-down the carrying value of the property and equipment to its estimated fair market value. Leasehold cancellation charges represented estimated costs to terminate leasehold agreements for the Company’s Salt Lake City facilities. The move was completed in the third quarter of fiscal year 2001. However, the Company continues to hold a lease on certain property in Salt Lake City, a portion of which is subleased to a third party. Through March 31, 2002, the Company reversed a portion of the leasehold cancellation reserve as sublease income was received from the sublessee. The reserve was also reduced for lease payments made to the landlord in excess of the sublease income received. During fiscal 2003, the Company reassessed the remaining exposure for lease cancellation charges and reduced the leasehold cancellation reserve by $15,000 to reflect the current estimated leasehold cancellation exposure. The Company will continue to assess this reserve on an ongoing basis. The lease terminates in March 2004.

The following is a summary of the Salt Lake City restructuring action from inception through March 31, 2003 (in thousands):

	Severance	Leashold cancellation charges	Write down of property and equipment	Total
Initial Restructuring Reserve	$1,304	$649	$655	$2,608
Activity through March 31, 2002:
Severance payments	(914)	—	—	(914)
Severance forfeitures	(390)	—	—	(390)
Payment of lease expenses	—	(151)	—	(151)
Reduction of lease obligation through sublease	—	(268)	—	(268)
Correction of leasehold cancellation reserve	—	(118)	—	(118)
Non-cash write down of property and equipment	—	—	(655)	(655)

Reserve at March 31, 2002	—	112	—	112
Activity through March 31, 2003:
Reduction of estimated residual lease obligation	—	(15)	—	(15)

Reserve at March 31, 2003	$—	$97	$—	$97

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

The following is a summary of the consumer broadband and corporate-wide restructuring action from inception through March 31, 2003 (in thousands):

	Severance	Inventory related charges	Write down of receivables and intangible assets	Non-cancelable commitments and other	Total
Initial Restructuring Reserve	$859	$715	$452	$145	$2,171
Activity through March 31, 2002:
Severance payments	(645)	—	—	—	(645)
Write down of inventory	—	(654)	—	—	(654)
Inventory conversion costs	—	(61)	—	—	(61)
Write down of receivables and intangible assets	—	—	(452)	—	(452)
Other payments	—	—	—	(145)	(145)

Reserve at March 31, 2002	214	—	—	—	214
Activity through March 31, 2003:
Severance payments	(214)	—	—	—	(214)

Reserve at March 31, 2003	$—	$—	$—	$—	$—

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

The following is a summary of the corporate realignment from inception through March 31, 2003 (in thousands):

Severance
Initial Restructuring Reserve	$600
Activity through March 31, 2002:
Severance payments	(359)
Other payments	(29)
Reversals	(90)

Reserve at March 31, 2002	122
Activity through March 31, 2003:
Severance payments	(96)
Other payments	(23)

Reserve at March 31, 2003	$3

9.	Shareholders’ Equity and Stock Options

On December 15, 1999, the Company and Intel Corporation (“Intel”) entered into an agreement pursuant to which, among other things, the Company issued to Intel, in consideration of services provided by Intel under such agreement, a warrant to purchase 79,352 shares of Common Stock (“Business Warrant”) which was to vest upon the occurrence of certain co-development and co-marketing efforts between the Company and Intel related to the Company’s former consumer broadband market strategy. On December 15, 1999, the Company and Intel also entered into a Securities Purchase and Investor Rights Agreement (“Purchase Agreement”) pursuant to which Intel purchased 423,212 shares of Common Stock and was issued a vested warrant to purchase 238,057 shares of Common Stock (“Equity Warrant”). The aggregate purchase price under the Purchase Agreement for the Common Stock and the Equity Warrant was $5,000,000. The Business Warrant and the Equity Warrant each have an exercise price of $21.54 per share (“Exercise Price”) and a term of five years. The Company performed a valuation to determine the estimated fair value of the common stock and Equity Warrant issued in this transaction. The common stock issued was valued using the Company’s average share price for the twenty day period preceding the closing of the transaction on December 15, 1999, and the Equity Warrant was valued using the Black-Scholes option valuation model. The estimated values applicable to the common stock and Equity Warrant issued were discounted due to the low trading volume of the Company’s common stock and the selling restrictions on the common stock and Equity Warrant issued. The resulting valuation yielded an estimated fair value of $5 million for the common stock and the Equity Warrant.

Subsequent to this transaction, the Company discontinued the Consumer Broadband Division and all related product and marketing activity. As a result, the events under which the Business Warrant was to vest have not occurred and are not expected to occur in the future. Additionally, Intel has divested its shares of Common Stock and is not expected to exercise the Equity Warrant.

On March 20, 2001, the Company issued 1,161,116 shares of its common stock for an aggregate purchase price of approximately $5,000,000 to an investor group, led by Scott Miller, the Company’s then president, chief executive officer and chairman.

The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future in order to retain all available earnings generated by operations for the development and growth of the business. In addition, under the terms of the Company’s current debt agreements, the Company may not pay dividends without the prior consent of the lending bank.

The Company has four stock-based compensation plans outstanding, which are described below. No compensation cost is recognized for its fixed option plans because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of the grant. The 1993 Stock Option Plan, as amended, authorized the granting of options for up to 1,452,544 shares of common stock. All options have a term of ten years and vest over a four year period. There are no options available for grant under this plan.

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

A summary of the status of the Company’s plans is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2000	2,234,327	$8.36
Options granted	938,700	4.06
Options exercised	(162,817)	2.34
Options canceled	(606,458)	9.06

Outstanding at March 31, 2001	2,403,752	6.87
Options granted	888,000	2.75
Options exercised	(232,211)	1.77
Options canceled	(1,202,590)	7.68

Outstanding at March 31, 2002	1,856,951	5.01
Options granted	367,287	2.19
Options exercised	—	—
Options canceled	(362,325)	6.28

Outstanding at March 31, 2003	1,861,913	$4.21

Available for grants in future periods at March 31, 2003	2,062,726

The following table summarizes information about stock options outstanding under the plans as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.34 to $2.53	707,287	8.9 years	$2.33	363,954	$2.32
$2.55 to $3.15	537,951	8.5 years	2.86	189,414	2.90
$3.50 to $8.75	443,850	5.7 years	5.47	378,642	5.73
$8.81 to $17.50	172,825	6.6 years	12.89	130,989	12.96

	1,861,913	7.8 years	$4.21	1,062,999	$4.95

There were 686,262 and 931,982 exercisable options at March 31, 2002 and 2001, respectively, and the weighted-average exercise price of those options was $6.63 and $5.59, respectively.

10.	Geographic Information

The Company is engaged in one line of business: the design, manufacture, and distribution of systems that allow control of electronic equipment and the distribution of information from the Internet to these devices. International sales which include export sales and sales from foreign operations account for a significant portion of the Company’s revenues. Domestic sales represented approximately $55.4 million, $62.6 million, and $65.7 million, or 67%, 71%, and 70% of the Company’s total sales during the fiscal years ended March 31, 2003, 2002, and 2001, respectively. Sales outside of the United States, consisting of products sold primarily in Europe, Canada, Mexico, Asia, and Australia, represented approximately $27.2 million, $25.0 million, and $28.3 million, or 33%, 29%, and 30% of the Company’s total sales during the fiscal years ended March 31, 2003, 2002, and 2001, respectively. Approximately 10%, 10%, and 12% of net sales for the years ended March 31, 2003, 2002 and 2001, respectively, were from the Company’s international locations, consisting of 9%, 7%, and 9% in Europe and 1%, 3%, and 3% in other foreign locations. Approximately 14%, 12%, and 14% of identifiable assets for the years ended March 31, 2003, 2002 and 2001, respectively, were located outside of the U.S., with 14%, 10%, and 11% located in Europe. U.S. export sales totaled $19.4 million, $16.5 million, and $16.7 million for the years ended March 31, 2003, 2002, and 2001, respectively. Of such export sales, 36%, 38%, and 49%, respectively, were to Europe.

Export sales from the Company’s U.S. operations to unaffiliated customers were as follows for the fiscal year ended March 31 (in thousands):

	2003	2002	2001
Europe	$6,970	$6,342	$8,233
Asia and the Pacific Rim	6,619	5,267	4,787
Canada and Latin America	4,144	3,750	2,798
Middle East and Africa	1,621	1,187	901

	$19,354	$16,546	$16,719

11.	Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the eight quarters ended March 31, 2003 (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2001	Sept 30, 2001 (1)	Dec 31, 2001 (2)	March 31, 2002 (3)	June 30, 2002	Sept 30, 2002	Dec 31, 2002	March 31, 2003
Net sales	$21,723	$23,006	$21,285	$21,593	$20,195	$22,226	$20,268	$19,922
Gross profit	11,125	9,132	10,320	10,768	10,226	11,397	10,115	10,402
Operating income (loss)	486	(3,576)	445	531	682	1,572	486	1,084
Net income (loss)	201	(8,133)	299	2,349	490	1,318	385	923
Basic and diluted income (loss) per share	$0.02	$(0.74)	$0.03	$0.21	$0.04	$0.12	$0.03	$0.08

(1)	Includes approximately $8.2 million of one-time charges, including inventory related reserves of $3.2 million, accounts receivable reserves of $0.5 million, write-offs of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million.
(2)	Includes restructuring charges of $0.6 million recorded related to a realignment of the Company’s corporate structure. See Note 8 for further information.
(3)	Includes a $2.0 million tax benefit recorded as a result of tax legislation passed by Congress in March 2002 which resulted in the immediate recognition of deferred tax assets for which a valuation allowance had previously been recorded. See Note 6 for further information.

Schedule II

AMX Corporation

VALUATION AND QUALIFYING ACCOUNTS

Years ended March 31, 2001, 2002 and 2003

(in thousands)

	Balance at beginning of period	Additions	Deductions, Recoveries & Other	Balance at end of period
Allowance for Doubtful Accounts:
Fiscal 2001	$382	$1,074	$(1,093)	$363
Fiscal 2002	$363	$735	$32	$1,130
Fiscal 2003	$1,130	$649	$(796)	$983
Inventory Reserve:
Fiscal 2001	$758	$2,957	$(617)	$3,098
Fiscal 2002	$3,098	$3,084	$(2,171)	$4,011
Fiscal 2003	$4,011	$820	$(2,043)	$2,788
Tax Valuation Allowance:
Fiscal 2001	$1,352	$2,519	$—	$3,871
Fiscal 2002	$3,871	$4,211	$(474)	$7,608
Fiscal 2003	$7,608	$—	$(1,090)	$6,518