Form 10-Q
period 2003-06-30
AMX CORP /TX/
filed 2003-08-14
CIK 944248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Common Stock, $0.01 Par Value	11,450,308
(Title of Each Class)	(Number of Shares Outstanding at July 31, 2003)

AMX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2003	(Note 1) March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,163,678	$4,960,700
Receivables, less allowance for doubtful accounts of $905,000 at June 30, 2003 and $983,000 at March 31, 2003	9,622,161	9,820,272
Inventories	7,615,950	7,274,059
Income tax receivable	50,932	50,932
Prepaid expenses	972,571	981,874
Other current assets	349,474	201,559

Total current assets	24,774,766	23,289,396
Furniture and equipment, at cost, net	6,677,103	6,899,187
Deposits and other	309,909	291,447

Total assets	$31,761,778	$30,480,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,250,000	$3,000,000
Accounts payable	4,554,403	3,167,108
Accrued compensation	1,372,302	1,549,503
Other accrued expenses	2,411,072	2,486,833
Current portion of long-term debt	766,088	766,088

Total current liabilities	11,353,865	10,969,532
Long-term debt, less current portion	—	255,363
Other long-term liabilities	211,976	199,842
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—10,000,000 Issued shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—40,000,000 Issued shares—11,899,334 for June 30, 2003 and 11,699,334 for March 31, 2003	118,993	116,993
Additional capital	24,790,702	24,406,702
Deferred compensation	(176,917)	—
Accumulated deficit	(68,557)	(1,000,118)
Less treasury stock (496,476 shares at June 30, 2003 and March 31, 2003)	(4,468,284)	(4,468,284)

Total shareholders’ equity	20,195,937	19,055,293

Total liabilities and shareholders’ equity	$31,761,778	$30,480,030

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended June 30,
	2003	2002
Commercial system sales	$16,691,374	$17,847,255
Residential system sales	2,631,055	2,348,023

Net sales	19,322,429	20,195,278
Cost of sales	8,960,817	9,969,249

Gross profit	10,361,612	10,226,029
Selling and marketing expenses	5,099,554	5,561,918
Research and development expenses	2,550,139	1,951,762
General and administrative expenses	1,814,220	2,030,776

Total operating expenses	9,463,913	9,544,456

Operating income	897,699	681,573
Interest expense	(42,973)	(132,517)
Other income, net	88,817	10,982

Income before income taxes	943,543	560,038
Income tax provision	11,982	70,050

Net income	$931,561	$489,988

Basic and diluted net income per share	$0.08	$0.04

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended June 30,
	2003	2002
Operating Activities
Net income	$931,561	$489,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,276	872,765
Stock based compensation charge	209,083	—
Provision for losses on receivables	131,719	51,777
Provision for inventory obsolescence	130,023	196,957
Changes in operating assets and liabilities:
Receivables	66,392	1,788,592
Inventories	(471,914)	(5,956)
Prepaid expenses and other assets	(157,074)	(465,322)
Accounts payable	1,387,295	(1,004,658)
Accrued expenses	(126,969)	(487,459)
Income taxes	(113,859)	1,707,367

Net cash provided by operating activities	2,649,533	3,144,051

Investing Activities
Purchase of property and equipment	(441,192)	(258,661)

Net cash used in investing activities	(441,192)	(258,661)

Financing Activities
Decrease in line of credit	(750,000)	(2,700,000)
Repayments of long-term debt	(255,363)	(246,914)

Net cash used in financing activities	(1,005,363)	(2,946,914)

Net increase (decrease) in cash and cash equivalents	1,202,978	(61,524)
Cash and cash equivalents at beginning of period	4,960,700	1,245,452

Cash and cash equivalents at end of period	$6,163,678	$1,183,928

See accompanying notes.

AMX CORPORATION

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the AMX Corporation (“AMX” or the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2003, are unaudited (except for the March 31, 2003 consolidated balance sheet, which was derived from the Company’s audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2004.

2.	New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

3.	Net Income Per Common Share, Including Pro Forma Effects of Stock-Based Compensation

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

The following table sets forth the computation of basic and diluted net income per share for the quarters ended June 30, 2003 and 2002, and illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended June 30,
	2003	2002
Numerator:
Net income as reported	$931,561	$489,988
Add: Total stock-based compensation expense included in reported net income	209,083	—
Deduct: Total stock-based compensation determined under fair value method for all awards	(518,925)	(390,461)

Net income—pro forma	$621,719	$99,527

Denominator:
Denominator for basic net income per share—Weighted-average shares outstanding	11,279,781	11,087,049

Effect of dilutive securities:
Employee stock options	37,485	1,396
Unvested restricted stock awards	1,958	—

Denominator for diluted net income per share	11,319,224	11,088,445

Basic and diluted net income per share—as reported	$0.08	$0.04

Basic net income per share—pro forma	$0.06	$0.01

Diluted net income per share—pro forma	$0.05	$0.01

Of the total stock options outstanding, 1,546,032 and 1,843,521 shares were excluded from the computation of diluted income per share for the quarters ended June 30, 2003 and 2002, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

4.	Inventories

The components of inventories are as follows:

	June 30, 2003	March 31, 2003
Raw materials	$1,434,050	$1,921,445
Work in progress	302,025	310,910
Finished goods	5,879,875	5,041,704

Total	$7,615,950	$7,274,059

5.	Debt

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The interest rate varies depending on the ratio of funded indebtedness to EBITDA as defined in the loan agreement. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. At June 30, 2003, $2.25 million was outstanding under the revolving line of credit agreement and $7.6 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $0.8 million as of June 30, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of June 30, 2003.

6.	Income Taxes

During fiscal years 2001 and 2002, the Company recorded valuation allowances against its deferred tax assets, the effect of which was to fully reserve for the Company’s deferred tax assets as of the second fiscal quarter of 2002. Accordingly, the Company does not currently record a significant tax provision or benefit on its U.S. operations. As the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company will assess the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The tax provision of $12,000 recorded for the quarter principally represents foreign taxes on the Company’s U.K. subsidiary.

7.	Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for our products. As of June 30, 2003, the Company has outstanding purchase commitments of approximately $12.2 million, compared with $12.9 million as of March 31, 2003. The Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has a reserve of approximately $150,000 for such anticipated restocking charges.

8.	Restricted Stock Award

On April 22, 2003, the Compensation Committee of the Company awarded 200,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan. The restricted stock awards vest as follows: 50% immediately upon grant, 25% on April 22, 2004, and 25% on April 22, 2005. The market value of the restricted stock was $1.93 per share. As a result, in the quarter ended June 30, 2003 the Company recorded approximately $209,000 of stock compensation charges and a deferred compensation balance of $177,000 which will be recognized as compensation expense ratably over the remaining vesting term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the AMX Corporation (“AMX” or the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2003. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular period are not necessarily indicative of results of operations for a full year.

Forward-Looking Information

Certain information included herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: the Company’s strategic alliances; the ability to develop distribution channels for new products; dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether the Company’s systems and equipment or those of its customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of the Company’s key customers and suppliers; the complexity of new products; ongoing research and development; reliance on third party manufacturers; foreign exchange risks; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; the ability to protect intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of the Company’s products; and other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to product development and acceptance, inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management’s current expectations of the Company’s near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially. The Company is under no duty, and expressly disclaims any responsibility to, update any of the forward-looking statements contained in this Form 10-Q.

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

The Company’s system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers’ representatives in areas not served by Company offices. In the United States, the Company principally relies on approximately 700 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products. In addition to maintaining an office in the United Kingdom, the Company relies on an international network of 19 exclusive distributors in 64 countries and over 1,200 dealers to serve its worldwide markets. Dealers and distributors use AMX design software to tailor the Company’s control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

The Company’s strategy is to take advantage of the growth in the market for its products by bringing the power and flexibility of integrated control technology to a wide variety of settings. Elements of the Company’s strategy include:

•	Development of new software to simplify system programming;

•	Emphasis on customer support and service;

•	International distribution expansion;

•	Flexible systems to accommodate emerging technologies;

•	Development of alliances with key electronic industry companies;

•	Commitment to dealer training; and

•	Vertical market development.

The Company’s primary manufacturing strategy is to contract with a small number of ISO Certified manufacturers, located both domestically and in the Pacific Rim, in order to take advantage of the manufacturing expertise and efficiencies these vendors offer. This outsourcing extends from prototyping to volume manufacturing, and includes activities such as material procurement, final assembly, test, and quality control. The Company procures over 90% of its products through this outsourcing strategy. In fiscal 2003, the Company entered into an agreement with a large electronic component distributor to act as the Company’s supply-chain partner. Under this arrangement, the distributor will provide the procurement and logistical support for all electronic components utilized by the manufacturers of the Company’s products. We believe that this manufacturing strategy will allow the Company to:

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

The Company’s quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These quarterly fluctuations have been the result of a number of factors. These factors include seasonal purchasing by the Company’s dealers and distributors, particularly from international distributors, OEMs, and other large customers; the timing of new product introductions by the Company and its competitors; fluctuations in commercial and residential construction and remodeling activity; changes in product or distribution channel mix, and changes in the Company’s business strategies.

Results of Operations

The following table contains the Company’s consolidated statements of operations for the three month periods ended June 30, 2003 and 2002:

(In thousands, except for per share amounts)

	Three Months Ended June 30 (Unaudited)
	2003	2002
Commercial sales	$16,692	$17,847
Residential sales	2,631	2,348

Net sales	19,323	20,195
Cost of sales	8,961	9,969

Gross profit	10,362	10,226

Gross profit percentage	53.6%	50.6%
Selling and marketing expenses	5,100	5,562
Research and development expenses	2,550	1,952
General and administrative expenses	1,814	2,031

Total operating expenses	9,464	9,545

Operating income	898	681
Interest expense	(43)	(132)
Other income, net	89	11

Income before income taxes	944	560
Income tax provision	12	70

Net income	$932	$490

Basic and diluted income per share	$0.08	$0.04

Shares outstanding—basic	11,280	11,087

Shares outstanding—diluted	11,319	11,088

Three Months Ended June 30, 2003 Results Compared to Three Months Ended June 30, 2002

The Company recorded sales during the quarters ended June 30, 2003 and 2002 as follows:

Market	June 30, 2003	June 30, 2002	Change
Commercial:
Domestic	$10,805,805	$11,904,046	(9)%
International	5,885,569	5,943,209	(1)%

Total Commercial	16,691,374	17,847,255	(6)%

Residential	2,631,055	2,348,023	12%

Total Sales	$19,322,429	$20,195,278	(4)%

Total sales declined 4% over the year ago quarter. Total commercial revenue declined 6%, consisting primarily of a 9% decrease in domestic commercial revenue while international commercial revenue was down 1%. The decline in domestic commercial revenue is largely a result of adverse domestic economic conditions. Additionally, a significant customer that represented approximately 4% of revenue for the year ended March 31, 2003 declared bankruptcy during the current quarter. The reduction of shipments to this customer compared to the year ago quarter represents more than 50% of the decline in domestic commercial revenue. As of June 30, 2003, total outstanding receivables from this customer were $0.2 million and were fully reserved. Internationally, commercial revenues were nearly flat compared to the year ago quarter, with revenue gains in the U.K., Europe and Australia offset by reductions in revenue to Canada, Asia and the Pacific Rim, and Africa and the Middle East. We believe that fears related to severe acute respiratory syndrome (SARS) and the war in Iraq had a negative impact on revenues in these regions during the quarter. Residential revenue increased 12% over the year ago quarter, which was the first quarter over quarter increase for residential revenue since the quarter ended March 31, 2001. In previous quarters, declines in residential sales reflected among other things the adverse impact of the Company’s focus on the consumer broadband market in fiscal 2000 and 2001. Since November 2001, the Company’s product development and sales and marketing strategies have been focused on its core business, advanced control technology, for both the residential and commercial markets. Although the overall economic environment continues to impact sales growth in our residential channel, residential revenues are starting to reflect the benefits of the Company’s restructuring and refocus on its core business.

Gross margins of 53.6% for the quarter ended June 30, 2003 were up from margins of 50.6% for the year ago quarter. Efficiencies gained from the Company’s outsourcing strategy and higher margins on new products have had a positive impact on our operating margins over the last year. Because of adverse market conditions, the Company still anticipates some pricing pressures throughout the remainder of the fiscal year, which could result in some margin deterioration.

Selling and marketing expenses declined to $5.1 million or 26% of net sales compared to $5.6 million or 28% of net sales for the first quarter of fiscal 2003. The decrease in selling and marketing expenses is a result of cost control initiatives launched in the latter half of fiscal 2002, including reorganization and headcount reductions in the Company’s international sales organization. Research and development expenses were $2.6 million or 13% of net sales compared to $2.0 million or 10% of net sales for the first quarter of fiscal 2003. This increase reflects the Company’s incremental investments in research and development as the Company continues to introduce new and innovative control and automation solutions, and significantly expands its portfolio of products. General and administrative expenses were $1.8 million or 9% of net sales compared to $2.0 million or 10% of net sales for the first quarter of fiscal 2003. This decrease is primarily a result of lower legal fees and other administrative spending efficiencies.

Interest expense was approximately $43,000 compared to $132,000 for the first quarter of fiscal 2003. This decline is attributable to lower average daily outstanding balances on the Company’s revolving line of credit compared to the year ago quarter. Other income was approximately $89,000 compared to $11,000 in the year ago quarter. This increase is primarily related to foreign exchange gains associated with exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

The Company’s effective tax rate was approximately 1% for the quarter ended June 30, 2003 versus 13% for the year ago quarter. The tax provision of $12,000 recorded for the quarter principally represents foreign taxes on the Company’s U.K. subsidiary. The Company does not currently record a significant tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. Accordingly, the decline in the effective tax rate from the year ago quarter is a result of certain tax planning strategies and changes in the portion of pre-tax operating results attributable to AMX U.K.

Liquidity and Capital Resources

In the three months ended June 30, 2003, the Company generated $2.6 million of cash from operations, including net income of $0.9 million. Other significant components of operating cash flows included non-cash related items of $1.1 million, and an increase of payables of $1.4 million, offset by an increase in inventory of $0.5 million, an increase in other current assets of $0.1 million, and a decline in accrued liabilities of $0.2 million. Days sales outstanding were 45 and 52 as of June 30, 2003 and 2002, respectively, while inventory turns were 4.7 and 3.5 for the same periods. The decrease in days sales outstanding is due principally to improved collection efforts as a result of improved operational efficiencies. The increase in inventory turns is related to better inventory management and the Company’s migration to outsourced manufacturing. Capital expenditures for the three months ended June 30, 2003 were $0.4 million as compared to $0.3 million in the year ago quarter. Currently, a significant portion of the Company’s capital expenditures relate to tooling equipment acquired in conjunction with new product development and introductions.

The Company has a $12.5 million revolving line of credit from Bank One, Texas, N.A. (“Bank One”). The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The interest rate varies depending on the ratio of funded indebtedness to EBITDA as defined in the loan agreement. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. At June 30, 2003, $2.25 million was outstanding under the revolving line of credit agreement and $7.6 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2003. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $0.8 million as of June 30, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of June 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2003 until June 30, 2003, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commision on June 25, 2003 (file no. 0-26924).

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMX CORPORATION

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

* 10.1	Employment Agreement dated June 1, 2003 between the Registrant and Patrick Gallagher.

* 10.2	Employment Agreement dated June 1, 2003 between the Registrant and Michael Olinger.

* 31.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 32.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

b.	Reports on Form 8-K

Current report on Form 8-K dated as of April 24, 2003, and filed on April 25, 2003, regarding the Registrant’s press release for the fourth quarter and fiscal year ended March 31, 2003.

Current report on Form 8-K dated as of June 6, 2003, and filed on June 9, 2003, regarding the appointment of C. Chris Apple as Vice President, Chief Financial Officer and Secretary.

Current report on Form 8-K dated as of July 31, 2003, and filed on July 31, 2003, regarding the Registrant’s press release for the first quarter ended June 30, 2003.

AMX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

Date: August 14, 2003	By:	/s/ C. Chris Apple
C. Chris Apple
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)