Form 10-Q
period 2003-09-30
AMX CORP /TX/
filed 2003-11-13
CIK 944248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 Par Value	11,460,486
(Title of Each Class)	(Number of Shares Outstanding at October 31, 2003)

AMX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2003	(Note 1) March 31, 2003
Current assets:
Cash and cash equivalents	$7,391,903	$4,960,700
Receivables, less allowance for doubtful accounts of $907,000 at September 30, 2003 and $983,000 at March 31, 2003	9,629,984	9,820,272
Inventories	7,441,487	7,274,059
Income tax receivable	—	50,932
Prepaid expenses	1,104,170	981,874
Other current assets	220,071	201,559

Total current assets	25,787,615	23,289,396

Furniture and equipment, at cost, net	6,656,747	6,899,187
Deposits and other	963,344	291,447

Total assets	$33,407,706	$30,480,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,900,000	$3,000,000
Accounts payable	4,003,931	3,167,108
Accrued compensation	1,417,819	1,549,503
Other accrued expenses	3,294,474	2,486,833
Current portion of long-term debt	510,725	766,088

Total current liabilities	11,126,949	10,969,532

Long-term debt, less current portion	—	255,363

Other long-term liabilities	230,679	199,842

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—10,000,000
Issued shares – none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000
Issued shares — 11,956,586 at September 30, 2003 and 11,699,334 at March 31, 2003	119,566	116,993
Additional capital	24,945,036	24,406,702
Deferred compensation	(152,792)	—
Retained earnings (accumulated deficit)	1,606,552	(1,000,118)
Less treasury stock (496,476 shares at September 30, 2003 and March 31, 2003)	(4,468,284)	(4,468,284)

Total shareholders’ equity	22,050,078	19,055,293

Total liabilities and shareholders’ equity	$33,407,706	$30,480,030

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Commercial system sales	$19,646,545	$19,747,261	$36,337,919	$37,594,516
Residential system sales	2,634,995	2,479,146	5,266,050	4,827,169

Total sales	22,281,540	22,226,407	41,603,969	42,421,685
Cost of sales	10,363,285	10,829,838	19,324,103	20,799,087

Gross profit	11,918,255	11,396,569	22,279,866	21,622,598

Selling and marketing expenses	5,651,398	5,208,224	10,750,952	10,770,142
Research and development expenses	2,760,426	2,439,087	5,310,565	4,390,849
General and administrative expenses	1,752,422	2,177,180	3,566,641	4,207,956

Total operating expenses	10,164,246	9,824,491	19,628,158	19,368,947

Operating income	1,754,009	1,572,078	2,651,708	2,253,651

Interest expense	(28,992)	(110,186)	(71,965)	(242,703)
Other income (expense), net	33,410	(2,183)	122,227	8,797

Income before income taxes	1,758,427	1,459,709	2,701,970	2,019,745
Income tax provision	83,318	141,334	95,300	211,382

Net income	$1,675,109	$1,318,375	$2,606,670	$1,808,363

Basic income per share	$0.15	$0.12	$0.23	$0.16

Diluted income per share	$0.14	$0.12	$0.22	$0.16

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended September 30,
	2003	2002
Operating Activities
Net income	$2,606,670	$1,808,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,320,911	1,664,715
Stock based compensation charge	233,208	—
Provision for losses on receivables	213,297	262,045
Provision for inventory obsolescence	201,783	354,357
Gain on sale of assets	(9,607)	—
Changes in operating assets and liabilities:
Receivables	(23,009)	3,444,129
Inventories	(369,211)	549,252
Prepaid expenses and other assets	(814,459)	(227,370)
Accounts payable	836,823	(2,173,510)
Accrued expenses	864,691	(525,502)
Income taxes	(105,211)	1,806,774

Net cash provided by operating activities	4,955,886	6,963,253

Investing Activities
Purchase of property and equipment	(1,078,471)	(1,366,132)
Proceeds from the sale of assets	9,607	—

Net cash used in investing activities	(1,068,864)	(1,366,132)

Financing Activities
Sale of common stock – net proceeds, and exercises of stock options	154,907	75,992
Decrease in line of credit	(1,100,000)	(3,600,000)
Repayments of long-term debt	(510,726)	(502,277)

Net cash used in financing activities	(1,455,819)	(4,026,285)

Net increase in cash and cash equivalents	2,431,203	1,570,836

Cash and cash equivalents at beginning of period	4,960,700	1,245,452

Cash and cash equivalents at end of period	$7,391,903	$2,816,288

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

Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2004.

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

The following table sets forth the computation of basic and diluted net income per share for the quarter and six months ended September 30, 2003 and 2002, and illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Numerator:
Net income as reported	$1,675,109	$1,318,375	$2,606,670	$1,808,363
Add: Total stock-based compensation expense included in reported net income	24,125	—	233,208	—
Deduct: Total stock-based compensation determined under fair value method for all awards	(579,797)	(486,687)	(1,098,659)	(877,492)

Net income – pro forma	$1,119,437	$831,688	$1,741,219	$930,871

Denominator:
Denominator for basic earnings per share: Weighted-average shares outstanding	11,354,311	11,132,382	11,317,250	11,109,839
Effect of dilutive securities:
Employee stock options and restricted stock	748,207	4,026	452,613	2,305

Denominator for diluted earnings per share	12,102,518	11,136,408	11,769,863	11,112,144

Basic income per share – as reported	$0.15	$0.12	$0.23	$0.16

Diluted income per share – as reported	$0.14	$0.12	$0.22	$0.16

Basic income per share – pro forma	$0.10	$0.07	$0.15	$0.08

Diluted income per share – pro forma	$0.09	$0.07	$0.15	$0.08

Of the total stock options outstanding, 450,439 and 1,763,450 shares were excluded from the computation of diluted income per share for the quarters ended September 30, 2003 and 2002, respectively, and 592,969 and 1,801,947 shares were excluded from the computation of diluted income per share for the six months ended September 30, 2003 and 2002, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

4. Inventories

The components of inventories are as follows:

	September 30, 2003	March 31, 2003
Raw materials	$1,017,579	$1,921,445
Work in progress	229,483	310,910
Finished goods	6,194,425	5,041,704

Total	$7,441,487	$7,274,059

5. Debt

On September 30, 2003, the Company and Bank One, N.A. (“Bank One”) agreed to extend and renew the Company’s existing revolving line of credit. The renewed line of credit provides for borrowings of up to $10 million subject to certain borrowing base limitations. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. At September 30, 2003, $1.9 million was outstanding under the revolving line of credit agreement and $7.8 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $0.5 million as of September 30, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of September 30, 2003.

6. Income Taxes

During fiscal years 2001 and 2002, the Company recorded valuation allowances against its deferred tax assets, the effect of which was to fully reserve for the Company’s deferred tax assets as of the second quarter of fiscal 2002. Accordingly, the Company does not currently record a significant tax provision or benefit on its U.S. operations. As the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company will assess the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The Company has recorded a tax provision of $83,000 and $95,000 for the quarter and six months ended September 30, 2003, respectively, which principally represents domestic alternative minimum tax and foreign taxes on the Company’s U.K. subsidiary.

7. Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for our products. As of September 30, 2003, the Company has outstanding purchase commitments of approximately $11.4 million, compared with $12.9 million as of March 31, 2003. The Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has a reserve of approximately $150,000 for such anticipated restocking charges.

8. Restricted Stock Award

On April 22, 2003, the Compensation Committee of the Company awarded 200,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan. The restricted stock awards vest as follows: 50% immediately upon grant, 25% on April 22, 2004, and 25% on April 22, 2005. The market value of the restricted stock was $1.93 per share. Through September 30, 2003, the Company has recorded approximately $233,000 of stock compensation charges related to this grant of restricted shares. The remaining deferred compensation balance as of September 30, 2003 of $153,000 will be recognized as compensation expense ratably over the remaining vesting term.

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

The Company’s system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers’ representatives in areas not served by Company offices. In the United States, the Company principally relies on over 700 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products. In addition to maintaining an office in the United Kingdom, the Company relies on an international network of 19 exclusive distributors in 66 countries and over 1,200 dealers to serve its worldwide markets. Dealers and distributors use AMX design software to tailor the Company’s control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

The Company’s primary manufacturing strategy is to contract with a small number of ISO Certified manufacturers, located both domestically and in the Pacific Rim, in order to take advantage of the manufacturing expertise and efficiencies these vendors offer. This outsourcing extends from prototyping to volume manufacturing, and includes activities such as material procurement, final assembly, test, and quality control. The Company procures over 90% of its products through this outsourcing strategy. In fiscal 2003, the Company entered into an agreement with a large electronic component distributor to act as the Company’s supply-chain partner. Under this arrangement, the distributor provides the procurement and logistical support for all electronic components utilized by the manufacturers of the Company’s products. We believe that this manufacturing strategy allows the Company to:

•	Provide consistent product quality;

•	Provide reliable product availability;

•	Realize economies of scale in manufacturing;

•	Conserve the working capital required to fund inventory;

•	Adjust manufacturing volumes quickly to meet changes in demand;

•	Avoid interruptions due to component allocations;

•	Minimize capital expenditures; and

•	Reduce the time-to-market of new product introductions.

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

Results of Operations

The following table contains the Company’s consolidated statements of operations for the three and six-month periods ended September 30, 2003 and 2002 (in thousands, except for per share amounts):

	Three Months Ended September 30 (Unaudited)		Six Months Ended September 30 (Unaudited)
	2003	2002	2003	2002
Commercial sales	$19,647	$19,747	$36,338	$37,595
Residential sales	2,635	2,479	5,266	4,827

Net sales	22,282	22,226	41,604	42,422

Cost of sales	10,364	10,830	19,324	20,799

Gross profit	11,918	11,396	22,280	21,623

Gross profit percentage	53.5%	51.3%	53.6%	51.0%

Selling and marketing expenses	5,651	5,208	10,751	10,770
Research and development expenses	2,761	2,439	5,310	4,391
General and administrative expenses	1,752	2,177	3,567	4,208

Total operating expenses	10,164	9,824	19,628	19,369

Operating income	1,754	1,572	2,652	2,254
Interest expense	(29)	(110)	(72)	(243)
Other income (expense), net	33	(2)	122	9

Income before income taxes	1,758	1,460	2,702	2,020

Income tax expense	83	142	95	212

Net income	$1,675	$1,318	$2,607	$1,808

Basic income per share	$0.15	$0.12	$0.23	$0.16

Diluted income per share	$0.14	$0.12	$0.22	$0.16

Shares outstanding—basic	11,354	11,132	11,317	11,110

Shares outstanding—diluted	12,103	11,136	11,770	11,112

Three Months Ended September 30, 2003 Results Compared to Three Months Ended September 30, 2002

The Company recorded sales during the quarters ended September 30, 2003 and 2002 as follows:

Market	September 30, 2003	September 30, 2002	Change
Commercial:
Domestic	$12,285,753	$12,663,692	(3)%
International	7,360,792	7,083,569	4%

Total Commercial	19,646,545	19,747,261	(1)%

Residential	2,634,995	2,479,146	6%

Total Sales	$22,281,540	$22,226,407	0%

Total sales increased $55,000 over the year ago quarter. Total commercial revenue declined 1%, consisting of a 3% decrease in domestic commercial revenue, which was partially offset by a 4% increase in international commercial revenue. Residential revenue was up 6% over the year ago quarter. The percentage of revenue from products developed and introduced in the last several months continues to increase, and management believes these products will continue to contribute to sales growth as the products are incorporated into upcoming projects.

Gross margins of 53.5% for the quarter ended September 30, 2003 were up from margins of 51.3% for the year ago quarter. Efficiencies gained from the Company’s outsourcing strategy and strong margins on new products have had a positive impact on operating margins compared to the year ago quarter.

Selling and marketing expenses increased to $5.7 million or 25% of net sales compared to $5.2 million or 23% of net sales for the second quarter of fiscal 2003. The increase in selling and marketing expenses is a result of incremental spending for sales and marketing programs associated with recent product introductions. Research and development expenses were $2.8 million or 12% of net sales compared to $2.4 million or 11% of net sales for the second quarter of fiscal 2003. This increase reflects the Company’s recent investments in research and development as the Company has introduced new and innovative control and automation solutions, and expanded its portfolio of products. General and administrative expenses were $1.8 million or 8% of net sales compared to $2.2 million or 10% of net sales for the second quarter of fiscal 2003. This decrease is primarily a result of lower headcount and lower overall administrative spending.

Interest expense was approximately $29,000 compared to $110,000 for the second quarter of fiscal 2003. This decline is attributable to lower average daily outstanding balances on the Company’s revolving line of credit compared to the year ago quarter. Other income was approximately $33,000 compared to other expense of $2,000 in the year ago quarter. This change is primarily related to foreign exchange gains in the current year associated with exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

The Company’s effective tax rate was approximately 5% for the quarter ended September 30, 2003 versus 10% for the year ago quarter. The tax provision of $83,000 recorded for the quarter principally represents domestic alternative minimum tax and foreign taxes for the Company’s U.K. subsidiary. The Company does not currently record a significant tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance against its net deferred tax assets. As a result, as the

Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. Accordingly, the decline in the effective tax rate from the year ago quarter is a result of certain tax planning strategies and changes in the relationship between domestic and foreign pre-tax operating results.

Six Months Ended September 30, 2003 Results Compared to Six Months Ended September 30, 2002

The Company recorded sales during the six months ended September 30, 2003 and 2002 as follows:

Market	September 30, 2003	September 30, 2002	Change
Commercial:
Domestic	$23,091,557	$24,567,738	(6)%
International	13,246,362	13,026,778	2%

Total Commercial	36,337,919	37,594,516	(3)%

Residential	5,266,050	4,827,169	9%

Total Sales	$41,603,969	$42,421,685	(2)%

Total sales declined 2% over the year ago period. Total commercial revenue declined 3%, consisting of a 6% decrease in domestic commercial revenue, which was partially offset by a 2% increase in international commercial revenue. Residential revenue was up 9% over the year ago period. The percentage of revenue from products developed and introduced in the last several months continues to increase, and management believes these products will continue to contribute to sales growth as the products are incorporated into upcoming projects.

Gross margins of 53.6% for the six months ended September 30, 2003 were up from margins of 51.0% for the comparable prior year period. Efficiencies gained from the Company’s outsourcing strategy and strong margins on new products have had a positive impact on operating margins.

Selling and marketing expenses were flat at $10.8 million year over year. In the past year, the Company has implemented certain cost saving initiatives in the sales and marketing organizations. These savings have been offset in fiscal 2004 by increased spending for certain sales and marketing programs promoting recent product introductions. Research and development expenses were $5.3 million or 13% of net sales compared to $4.4 million or 10% of net sales for the six months ended September 30, 2002. This increase reflects the Company’s recent investments in research and development as the Company introduced new and innovative control and automation solutions, and expanded its portfolio of products. General and administrative expenses were $3.6 million or 9% of net sales compared to $4.2 million or 10% of net sales for the comparable year ago period. This decrease is primarily a result of lower headcount, lower legal fees, and lower overall administrative spending.

Interest expense was approximately $72,000 compared to $243,000 for the six months ended September 30, 2002. This decline is attributable to lower average daily outstanding balances on the Company’s revolving line of credit compared to the year ago period. Other income was approximately $122,000 compared to $9,000 for the six months ended September 30, 2002. This change is primarily related to foreign exchange gains in the current year associated with exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

The Company’s effective tax rate was approximately 4% versus 10% for the year ago period. The tax provision of $95,000 for the six months ended September 30, 2003 principally represents domestic alternative minimum tax and foreign taxes for the Company’s U.K. subsidiary. The Company does not currently record a significant tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. Accordingly, the decline in the effective tax rate from the year ago period is a result of certain tax planning strategies and changes in the relationship between domestic and foreign pre-tax operating results.

Liquidity and Capital Resources

In the six months ended September 30, 2003, the Company generated $5.0 million of cash from operations, including net income of $2.6 million. Other significant components of operating cash flows included non-cash related items of $2.0 million, and an increase of payables and accrued expenses of $1.7 million, offset by an increase in inventory of $0.4 million, and an increase in other current assets of $0.8 million. Days sales outstanding were 39 and 40 as of September 30, 2003 and 2002, respectively, while inventory turns were 5.6 and 4.0 for the same periods. The increase in inventory turns is related to better inventory management and the Company’s migration to outsourced manufacturing. Capital expenditures for the six months ended September 30, 2003 were $1.1 million as compared to $1.4 million in the year ago period. Currently, a significant portion of the Company’s capital expenditures relate to tooling equipment acquired in conjunction with new product development and introductions.

On September 30, 2003, the Company and Bank One, N.A. (“Bank One”) agreed to extend and renew the Company’s existing revolving line of credit. The renewed line of credit provides for borrowings of up to $10 million subject to certain borrowing base limitations. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. At September 30, 2003, $1.9 million was outstanding under the revolving line of credit agreement and $7.8 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $0.5 million as of September 30, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of September 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2003 until September 30, 2003, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commision on June 25, 2003 (file no. 0-26924).

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMX CORPORATION

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of AMX Corporation was held on August 21, 2003 to consider three matters of business. The matters brought before the shareholders and the voting results are as follows:

1.	Election of Directors:

	SHARES VOTED FOR	SHARES WITHHELD FROM VOTING FOR
Robert J. Carroll	9,364,206	54,530
Richard L. Smith	9,364,575	54,161
Lawrence N. Goldstein	9,367,275	51,461
John E. Wilson	9,369,880	48,856
David R. Richard	9,364,565	54,171
Thomas L. Harrison	9,364,575	54,161

2.	Amendment of the 1996 Employee Stock Purchase Plan to increase the number of shares available under such plan from 500,000 shares to 750,000 shares:

SHARES FOR	SHARES AGAINST	SHARES ABSTAINING
9,227,304	156,173	35,259

3.	Ratification of Ernst & Young as auditors:

SHARES FOR	SHARES AGAINST	SHARES ABSTAINING
9,353,664	15,593	49,479

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

*10.1	First Amendment to Letter Loan Agreement and Related Promissory Notes.

*10.2	Renewed and Restated Revolving Promissory Note.

*31.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*31.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*32.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b.	Reports on Form 8-K

Current report on Form 8-K dated as of October 30, 2003, and filed on November 3, 2003, regarding the Registrant’s press release for the second quarter ended September 30, 2003.

AMX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

Date: November 13, 2003	By:	/s/ C. Chris Apple

C. Chris Apple Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)