Form 10-Q
period 2003-12-31
AMX CORP /TX/
filed 2004-02-10
CIK 944248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 Par Value	11,570,184
(Title of Each Class)	(Number of Shares Outstanding at January 31, 2004)

AMX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2003	(Note 1) March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$8,235,253	$4,960,700
Receivables, less allowance for doubtful accounts of $721,000 at December 31, 2003 and $983,000 at March 31, 2003	10,745,936	9,820,272
Inventories	7,076,241	7,274,059
Prepaid expenses	1,301,964	981,874
Other current assets	217,830	252,491

Total current assets	27,577,224	23,289,396
Furniture and equipment, at cost, net	6,782,720	6,899,187
Deposits and other	907,237	291,447

Total assets	$35,267,181	$30,480,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,500,000	$3,000,000
Accounts payable	3,889,205	3,167,108
Accrued compensation	2,303,976	1,549,503
Other accrued expenses	3,474,836	2,486,833
Current portion of long-term debt	255,363	766,088

Total current liabilities	11,423,380	10,969,532
Long-term debt, less current portion	—	255,363
Other long-term liabilities	249,383	199,842
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued shares – none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000
Issued shares — 11,979,862 at December 31, 2003 and 11,699,334 at March 31, 2003	119,798	116,993
Additional capital	25,024,651	24,406,702
Deferred compensation	(128,666)	—
Retained earnings (accumulated deficit)	3,046,919	(1,000,118)
Less treasury stock (496,476 shares at December 31, 2003 and March 31, 2003)	(4,468,284)	(4,468,284)

Total shareholders’ equity	23,594,418	19,055,293

Total liabilities and shareholders’ equity	$35,267,181	$30,480,030

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2003	2002	2003	2002
Commercial system sales	$18,284,924	$17,472,044	$54,622,843	$55,066,558
Residential system sales	3,090,523	2,795,678	8,356,573	7,622,849

Total sales	21,375,447	20,267,722	62,979,416	62,689,407
Cost of sales	10,018,931	10,152,669	29,343,033	30,951,756

Gross profit	11,356,516	10,115,053	33,636,383	31,737,651
Selling and marketing expenses	5,739,972	5,180,153	16,490,923	15,950,295
Research and development expenses	2,516,061	2,460,789	7,826,626	6,851,638
General and administrative expenses	1,823,607	1,988,450	5,390,248	6,196,406

Total operating expenses	10,079,640	9,629,392	29,707,797	28,998,339

Operating income	1,276,876	485,661	3,928,586	2,739,312
Interest expense	(12,731)	(89,158)	(84,695)	(331,861)
Other income (expense), net	210,257	5,127	332,484	13,924

Income before income taxes	1,474,402	401,630	4,176,375	2,421,375
Income tax expense	34,035	16,278	129,338	227,660

Net income	$1,440,367	$385,352	$4,047,037	$2,193,715

Basic income per share	$0.13	$0.03	$0.36	$0.20

Diluted income per share	$0.12	$0.03	$0.34	$0.20

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended December 31,
	2003	2002
Operating Activities
Net income	$4,047,037	$2,193,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,996,850	2,285,014
Stock based compensation charge	257,334	—
Provision for losses on receivables	292,434	376,378
Provision for inventory obsolescence	216,451	634,866
Gain on sale of assets	(9,607)	—
Changes in operating assets and liabilities:
Receivables	(1,218,098)	3,562,021
Inventories	(18,633)	1,314,787
Prepaid expenses and other assets	(952,151)	(419,813)
Accounts payable	722,097	(3,192,758)
Accrued expenses	1,770,867	196,409
Income taxes	72,082	1,555,958

Net cash provided by operating activities	7,176,663	8,506,577

Investing Activities
Purchase of property and equipment	(1,880,383)	(1,526,163)
Proceeds from the sale of assets	9,607	—

Net cash used in investing activities	(1,870,776)	(1,526,163)

Financing Activities
Sale of common stock – net proceeds, and exercises of stock options	234,754	75,992
Decrease in line of credit	(1,500,000)	(3,600,000)
Repayments of long-term debt	(766,088)	(758,150)

Net cash used in financing activities	(2,031,334)	(4,282,158)

Net increase in cash and cash equivalents	3,274,553	2,698,256
Cash and cash equivalents at beginning of period	4,960,700	1,245,452

Cash and cash equivalents at end of period	$8,235,253	$3,943,708

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

Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2004.

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

The following table sets forth the computation of basic and diluted net income per share for the quarter and nine months ended December 31, 2003 and 2002, and illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Numerator:
Net income as reported	$1,440,367	$385,352	$4,047,037	$2,193,715
Add: Total stock-based compensation expense included in reported net income	24,126	—	257,334	—
Deduct: Total stock-based compensation determined under fair value method for all awards	(324,818)	(318,923)	(1,422,946)	(1,196,415)

Net income – pro forma	$1,139,675	$66,429	$2,881,425	$997,300

Denominator:
Denominator for basic net income per share: Weighted-average shares outstanding	11,371,113	11,141,213	11,335,269	11,120,335
Effect of dilutive securities:
Employee stock options and restricted stock	922,402	53,704	659,017	13,193

Denominator for diluted net income per share	12,293,515	11,194,917	11,994,286	11,133,528

Basic net income per share – as reported	$0.13	$0.03	$0.36	$0.20

Diluted net income per share – as reported	$0.12	$0.03	$0.34	$0.20

Basic net income per share – pro forma	$0.10	$0.01	$0.25	$0.09

Diluted net income per share – pro forma	$0.09	$0.01	$0.24	$0.09

Of the total stock options outstanding, 329,516 and 1,042,575 shares were excluded from the computation of diluted income per share for the quarters ended December 31, 2003 and 2002, respectively, and 505,896 and 1,650,575 shares were excluded from the computation of diluted income per share for the nine months ended December 31, 2003 and 2002, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

3. Inventories

The components of inventories are as follows:

	December 31, 2003	March 31, 2003
Raw materials	$1,492,996	$1,921,445
Work in progress	266,711	310,910
Finished goods	5,316,534	5,041,704

Total	$7,076,241	$7,274,059

4. Debt

The Company has a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provides for borrowings of up to $10 million subject to certain borrowing base limitations. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. At December 31, 2003, $1.5 million was outstanding under the revolving line of credit agreement and $8.4 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $0.3 million as of December 31, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of December 31, 2003.

5. Income Taxes

During fiscal years 2001 and 2002, the Company recorded valuation allowances against its deferred tax assets, the effect of which was to fully reserve for the Company’s deferred tax assets as of the second quarter of fiscal 2002. Accordingly, the Company does not currently record a significant tax provision or benefit on its U.S. operations. As the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company will assess the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The Company has recorded a tax provision of $34,000 and $129,000 for the quarter and nine months ended December 31, 2003, respectively, which principally represents domestic alternative minimum tax and foreign taxes on the Company’s U.K. subsidiary.

6. Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for our products. As of December 31, 2003, the Company has outstanding purchase commitments of approximately $13.3 million, compared with $12.9 million as of March 31, 2003. The Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has a reserve of approximately $150,000 for such anticipated restocking charges.

7. Restricted Stock Award

On April 22, 2003, the Compensation Committee of the Company awarded 200,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan. The restricted stock awards vest as follows: 50% immediately upon grant, 25% on April 22, 2004, and 25% on April 22, 2005. The market value of the restricted stock was $1.93 per share. Through December 31, 2003, the Company has recorded approximately $257,000 of stock compensation charges related to this grant of restricted shares. The remaining deferred compensation balance as of December 31, 2003 of $129,000 will be recognized as compensation expense ratably over the remaining vesting term.

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

The Company’s system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers’ representatives in areas not served by Company offices. In the United States, the Company principally relies on over 700 specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products. In addition to maintaining an office in the United Kingdom, the Company relies on an international network of exclusive distributors and over 1,200 dealers to serve its worldwide markets. Dealers and distributors use AMX design software to tailor the Company’s control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

The Company’s primary manufacturing strategy is to contract with a small number of ISO Certified manufacturers, located both domestically and internationally, in order to take advantage of the manufacturing expertise and efficiencies these vendors offer. This outsourcing extends from prototyping to volume manufacturing, and includes activities such as material procurement, final assembly, test, and quality control. The Company procures over 90% of its products through this outsourcing strategy. In fiscal 2003, the Company entered into an agreement with a large electronic component distributor to act as the Company’s supply-chain partner. Under this arrangement, the distributor provides the procurement and logistical support for all electronic components utilized by the manufacturers of the Company’s products. We believe that this manufacturing strategy allows the Company to:

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

Results of Operations

The following table contains the Company’s consolidated statements of operations for the three and nine-month periods ended December 31, 2003 and 2002 (in thousands, except for per share amounts):

	Three Months Ended December 31 (Unaudited)		Nine Months Ended December 31 (Unaudited)
	2003	2002	2003	2002
Commercial sales	$18,285	$17,472	$54,623	$55,066
Residential sales	3,091	2,796	8,356	7,623

Total sales	21,376	20,268	62,979	62,689
Cost of sales	10,019	10,153	29,343	30,952

Gross profit	11,357	10,115	33,636	31,737

Gross profit percentage	53.1%	49.9%	53.4%	50.6%
Selling and marketing expenses	5,740	5,180	16,490	15,950
Research and development expenses	2,516	2,461	7,827	6,852
General and administrative expenses	1,824	1,988	5,390	6,196

Total operating expenses	10,080	9,629	29,707	28,998

Operating income	1,277	486	3,929	2,739
Interest expense	(13)	(89)	(85)	(332)
Other income (expense), net	210	5	332	14

Income before income taxes	1,474	402	4,176	2,421
Income tax expense	34	17	129	227

Net income	$1,440	$385	$4,047	$2,194

Basic income per share	$0.13	$0.03	$0.36	$0.20

Diluted income per share	$0.12	$0.03	$0.34	$0.20

Shares outstanding - basic	11,371	11,141	11,335	11,120

Shares outstanding - diluted	12,294	11,195	11,994	11,134

Three Months Ended December 31, 2003 Results Compared to Three Months Ended December 31, 2002

The Company recorded sales during the quarters ended December 31, 2003 and 2002 as follows:

Market	December 31, 2003	December 31, 2002	Change
Commercial:
Domestic	$10,695,398	$10,281,452	4%
International	7,589,526	7,190,592	6%

Total Commercial	18,284,924	17,472,044	5%

Residential	3,090,523	2,795,678	11%

Total Sales	$21,375,447	$20,267,722	5%

Total revenue increased $1.1 million over the year ago quarter, including revenue growth in each sector. Total commercial revenue increased 5%, consisting of a 4% increase in domestic commercial revenue and a 6% increase in international commercial revenue. Residential revenue was up 11% over the year ago quarter. In December 2003, the Company began shipping three additional product lines consisting of approximately 40 new products. The percentage of revenue from these products and the other products introduced in the last 18 months continues to increase. Management believes these products will continue to contribute to sales growth as the products are incorporated into upcoming projects.

Gross margins of 53.1% for the quarter ended December 31, 2003 were up from margins of 49.9% for the year ago quarter. Efficiencies gained from the Company’s outsourcing strategy continue to have a positive impact on operating margins compared to the year ago quarter.

Selling and marketing expenses increased to $5.7 million or 27% of net sales compared to $5.2 million or 26% of net sales for the third quarter of fiscal 2003. The increase in selling and marketing expenses is a result of incremental spending for sales and marketing programs associated with recent product introductions. Research and development expenses were $2.5 million or 12% of net sales, up $55,000 compared to the third quarter of fiscal 2003. Growth in research and development spending has slowed somewhat after the heavy investments in research and development during the first six months of fiscal 2004. During fiscal 2004, the Company has introduced new and innovative control and automation solutions and expanded its portfolio of products, including 3 new product lines and approximately 40 new products that began shipping in December. General and administrative expenses were $1.8 million or 9% of net sales compared to $2.0 million or 10% of net sales for the third quarter of fiscal 2003. This decrease is primarily a result of lower salaries and related benefit costs due to lower headcount.

Interest expense was approximately $13,000 compared to $89,000 for the third quarter of fiscal 2003. This decline is attributable to lower average daily outstanding balances on the Company’s revolving line of credit and term note compared to the year ago quarter. Other income was approximately $210,000 compared to $5,000 in the year ago quarter. This change is primarily related to foreign exchange gains in the current year associated with exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

The Company’s effective tax rate was approximately 2.3% for the quarter ended December 31, 2003 versus 4% for the year ago quarter. The tax provision of $34,000 recorded for the quarter principally represents domestic alternative minimum tax and foreign taxes for the Company’s U.K. subsidiary. The

Company does not currently record a significant tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. Accordingly, the decline in the effective tax rate from the year ago quarter is a result of certain tax planning strategies and changes in the relationship between domestic and foreign pre-tax operating results.

Nine Months Ended December 31, 2003 Results Compared to Nine Months Ended December 31, 2002

The Company recorded sales during the nine months ended December 31, 2003 and 2002 as follows:

Market	December 31, 2003	December 31, 2002	Change
Commercial:
Domestic	$33,786,955	$34,849,188	(3)%
International	20,835,888	20,217,370	3%

Total Commercial	54,622,843	55,066,558	(1)%

Residential	8,356,573	7,622,849	10%

Total Sales	$62,979,416	$62,689,407	0%

Total revenue increased slightly over the year ago period. Total commercial revenue declined 1%, consisting of a 3% decrease in domestic commercial revenue, which was offset by a 3% increase in international commercial revenue. Residential revenue was up 10% over the year ago period. In December 2003, the Company began shipping three additional product lines consisting of approximately 40 new products. The percentage of revenue from these products and the other products introduced in the last 18 months continues to increase. Management believes these products will continue to contribute to sales growth as the products are incorporated into upcoming projects.

Gross margins of 53.4% for the nine months ended December 31, 2003 were up from margins of 50.6% for the comparable prior year period. Efficiencies gained from the Company’s outsourcing strategy continue to have had a positive impact on operating margins.

Selling and marketing expenses were up to $16.5 million or 26% of net sales compared to $16.0 million or 25% of net sales in the year ago period. This increase represents spending for certain sales and marketing programs promoting recent product introductions. Research and development expenses were $7.8 million or 12% of net sales compared to $6.9 million or 11% of net sales for the nine months ended December 31, 2002. This increase reflects the Company’s recent investments in research and development as the Company expanded its portfolio of products and introduced new and innovative control and automation solutions to the market. General and administrative expenses were $5.4 million or 9% of net sales compared to $6.2 million or 10% of net sales for the comparable year ago period. This decrease is primarily a result of lower salaries and benefits of approximately $200,000, lower legal fees of approximately $50,000, and lower overall administrative spending including approximately $100,000 savings generated from the closure of the AMX Singapore direct sales office.

Interest expense was approximately $85,000 compared to $332,000 for the nine months ended December 31, 2002. This decline is attributable to lower average daily outstanding balances on the Company’s revolving line of credit compared to the year ago period. Other income was approximately

$332,000 compared to $14,000 for the nine months ended December 31, 2002. This change is primarily related to foreign exchange gains in the current year associated with exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

The Company’s effective tax rate was approximately 3% versus 9% for the year ago period. The tax provision of $129,000 for the nine months ended December 31, 2003 principally represents domestic alternative minimum tax and foreign taxes for the Company’s U.K. subsidiary. The Company does not currently record a significant tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. Accordingly, the decline in the effective tax rate from the year ago period is a result of certain tax planning strategies and changes in the relationship between domestic and foreign pre-tax operating results.

Liquidity and Capital Resources

In the nine months ended December 31, 2003, the Company generated $7.2 million of cash from operations, including net income and non-cash related items of $4.0 million and $2.8 million, respectively. Other significant components of operating cash flows included an increase of payables and accrued expenses of $2.6 million, offset by an increase in prepaids & other assets of $1.0 million and an increase in receivables of $1.2 million. Days sales outstanding were 45 and 43 as of December 31, 2003 and 2002, respectively, while inventory turns were 5.7 and 4.2 for the same periods. The increase in inventory turns is related to better inventory management and the Company’s migration to outsourced manufacturing. Capital expenditures for the nine months ended December 31, 2003 were $1.9 million as compared to $1.5 million in the year ago period. A significant portion of the Company’s capital expenditures relate to tooling equipment acquired in conjunction with new product development and introductions.

The Company has a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provides for borrowings of up to $10 million subject to certain borrowing base limitations. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. At December 31, 2003, $1.5 million was outstanding under the revolving line of credit agreement and $8.4 million was available for future borrowings under the facility’s borrowing base limits. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The Company also has an unsecured term note with Bank One. The term note provides for quarterly payments of principal and interest through April 30, 2004 and has an outstanding principal balance of approximately $0.3 million as of December 31, 2003. Based on prevailing market rates, the carrying value of the Company’s short and long term debt approximates market. The line of credit and the term note contain various restrictive and financial covenants. The Company is in compliance with each of these covenants as of December 31, 2003.

The Company believes that cash flow from operations and the funding available under existing and future credit facilities will be adequate to fund working capital and capital expenditure requirements at least through 2005.

Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2003 until December 31, 2003, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, as filed with the Securities and Exchange Commision on June 25, 2003 (file no. 0-26924).

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMX CORPORATION

PART II. OTHER INFORMATION

Item 5. Other Information

On February 10, 2004, Robert J. Carroll, Chairman, President and Chief Executive Officer of AMX Corporation (the “Company”) entered into a stock trading plan, designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended and the Company’s policies with respect to sales of stock by insiders. Under Rule 10b5-1, officers and directors may adopt a prearranged plan or contract for the sale of Company securities under specified conditions and at specified times. Mr. Carroll entered into the plan for asset diversification purposes and he will continue to have a significant ownership interest in the Company.

Mr. Carroll’s plan allows for the potential sale of 101,250 shares of the Company’s common stock from the date the plan was initiated until December 31, 2004 unless terminated earlier in accordance with the terms of the plan. Mr. Carroll will have no control over the timing of any sales under the plan, and there can be no assurance that the shares covered by the plan will actually be sold.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

* 31.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 32.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b.	Reports on Form 8-K

Current report on Form 8-K dated as of January 22, 2004, and filed on January 26, 2004, regarding the Registrant’s press release for the third quarter ended December 31, 2003.

AMX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

Date: February 10, 2004	By:	/s/ C. Chris Apple

C. Chris Apple Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)