Form 10-K
period 2004-03-31
AMX CORP /TX/
filed 2004-06-18
CIK 944248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 30, 2003, computed by reference to the closing sales price of the registrant’s Common Stock on the Nasdaq National Market on such date, was approximately $62,916,000.

The number of shares of the registrant’s Common Stock outstanding as of June 8, 2004 was 11,832,475.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business.

Overview

AMX Corporation (“AMX”, or the “Company”), incorporated in Texas in March 1982, is a leading designer, developer, marketer and distributor of sophisticated systems that control a variety of otherwise incompatible electronic devices and integrated systems. AMX simplifies the automation and integration of audio/video, environmental and communications technologies through the combination of a powerful processing platform and intuitive user interfaces. Due to its expansive architecture and flexibility, the Company’s systems provide control solutions for many different vertical markets, such as Broadcasting, Education, Entertainment, Government, Healthcare, Hotels, Houses of Worship, Network Operations Centers, Presentation Facilities, Retail, and Residential Applications including Home Theater, Home Automation, and Private Transportation.

AMX systems provide centralized control for thousands of different electronic devices, including but not limited to video components, audio components, teleconferencing devices, lighting equipment, educational media, environmental control systems, and security systems. AMX embraces open standards and protocols, enabling end users to communicate with their control systems, as well as send and receive commands through standards-based networks, including WiFi-based protocols and Ethernet.

AMX’s product strategy focuses on delivering products that fall within the following areas of device, asset and content control:

Device Control

Applications in the commercial market for the Company’s integrated device control systems include: control of presentation equipment and audience environment in corporate board rooms, business training centers, and distance learning classrooms; automation controls for presentation audio, video and digital signage in retail stores, hotels, meeting and convention facilities; security camera control, video distribution, and public address systems for stadiums and theme parks; multimedia and teleconferencing support for government and educational facilities; and decision support centers for industrial applications. In the residential market, the Company’s products enable individuals to create an integrated home automation system that can control audio, video and home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment.

Asset Control

The Company offers solutions to manage, monitor and protect businesses’ and educational institutions’ investment in facilities containing advanced technology and electronics. The Company’s Resource Management™ Suite of software products includes an enhanced version of AMX’s successful MeetingManager™ software, as well as a new product called AssetManager™. The Resource Management Suite facilitates the process of scheduling rooms, and managing, monitoring and securing equipment in business and campus-wide environments.

Powered by AMX’s NetLinx controller, MeetingManager 2.0—Pro IT Edition, which was introduced in June 2004, is designed for institutions with advanced means for managing the scheduling and preparation of meeting rooms, in addition to asset management functions such as monitoring and securing room equipment and reporting on device usage. AssetManager includes all the features of MeetingManager, but at a lower price point for those environments where scheduling management is not a needed function.

Content Control

In September 2003, AMX announced the acquisition of Media Access Solutions, a U.S.-based content storage, management, and distribution company. With this acquisition, AMX introduced the MAX™ product line: a series of personal integrated content servers designed to store, manage, and distribute digital audio and digital video. MAX allows users to build and control a library of digital media with ease and to instantly play the content simultaneously from different integrated environments. We believe that MAX differentiates AMX in the market by its large storage capacity, ability to store and retrieve in native format, and ease-of-use. This product builds a foundation for other types of content control solutions AMX expects to continue to develop and introduce.

The Company’s system sales are made through dealers and distributors who are supported by Company sales and support offices in various geographic areas. In addition, the Company utilizes independent manufacturers’ representatives in areas not served by Company offices. In the United States, the Company principally relies on specialized third-party dealers of electronic and audio-visual equipment to sell, install, support, and service its products. In addition to maintaining an office in the United Kingdom, the Company relies on an international network of exclusive distributors and dealers to serve its worldwide markets. Dealers and distributors use AMX design software to tailor the Company’s control system for the unique requirements of each installation. The Company also sells various customized products, primarily user interface devices, to OEMs and other large customers.

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

In the commercial marketplace, there is a tremendous need for integrated control systems in meeting areas, conference rooms, training facilities and building-wide applications. Boardrooms, technology enriched classrooms and similar applications throughout the world are designed to exploit networking technologies with an emphasis on consistent design, functionality and serviceability. Information technology professionals require convenient and reliable systems to monitor, secure and maintain integrated equipment. Corporate end users desire a system that provides advanced control, but is easy to use and understand. In the residential market, the amount of integrated control systems in use continues to grow rapidly. Homeowners increasingly want a single control system in the home, taking the concept of the connected home well beyond the traditional personal computer application. As a result, new homebuilders are frequently including infrastructure required to support fully integrated control systems.

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

Our Markets

The Company’s products are most commonly used in the following markets and applications:

Commercial

Broadcasting. From local television stations to major news networks, AMX control systems enable broadcast organizations to manage, organize and share data across connected servers, and provide quick access for video playbacks and editing. The Company’s systems can be found in 20th Century Fox Post Production Studios, ESC Entertainment, Revolution Studios, CNN News Networks, and National Public Radio.

Education. From grade school to collegiate settings, the Company provides integrated control for lecture halls, auditoriums and classrooms. AMX products facilitate the teaching process by allowing instructors to manage presentations, record and stream lectures over the Internet, activate in-classroom microphones and cameras, and perform other presentation related tasks. The Company’s systems can be found around the world in such schools as the University of Notre Dame, Georgetown University, Columbia University, Georgia Institute of Technology, Wake Forest, University of Minnesota, University of North Carolina, Lehigh University, University of Southern California, the Harvard School of Public Health, the Singapore American School, Loyola Law School, Dallas Independent School District, Houston Independent School District, Allen Independent School District, Digital Harbor High School, and New York City Public Schools.

Entertainment. From local sports bars to large museums, the Company’s products offer interactive control in a variety of different ways, including: managing restaurant reservations and monitoring restaurant occupancy, managing content on multiple televisions in sports bars, managing special effects equipment, and changing the ways fountains dance outside hotels. The Company’s systems are used in various entertainment venues across the United States, including Disney World, EPCOT Center, Sea World, Virginia Air and Space Museum, JFK Museum, Universal Studios, Busch Gardens, the Rock and Roll Hall of Fame, and the Smithsonian Museums. The Company’s systems are also currently being used in stadiums and other sports facilities, including Rentschler Field, Lambeau Field, Pepsi Center, BankOne Ballpark, Camden Yards, Ameriquest Field in Arlington, Georgia Dome, the United Center in Chicago, and MCI Center.

Government. From the courtroom to the war room, AMX products help government agencies work more effectively and efficiently, including such functionality as: displaying videotaped depositions and other evidence on courtroom monitors, controlling voting and request-to-speak systems, controlling multiple presentation monitors locally or around the globe, and providing centralized control for monitoring and security systems. The Company’s systems are being used by federal, state, and local government entities such as the White House, The Pentagon, Camp David, U.S. Army Command Center, State of Maryland Intelligent Highway Vehicle Control System, the Dallas Police Academy, the California Senate, the Maryland State Senate, the Louisiana House of Representatives, the Library of Congress in Washington, D.C., and war rooms at the U.S. Army War College.

Healthcare. From rural clinics to major hospital groups, the Company’s products help improve access to healthcare technology. For example, the Company’s products are used by medical facilities to broadcast surgical procedures to doctors worldwide using live videoconference feeds, to share a diagnosis with knowledgeable colleagues around the world in real-time, or to give people with physical challenges the ability to operate equipment with a touch of a button. The Company’s systems can be found in the Center for Disease Control and Prevention, Medtronic World Headquarters, The Cleveland Clinic, the University of Florida Brain Institute in Gainesville, and the Lehigh Valley Hospital in Allentown, Pennsylvania. The Company’s systems can also be found in the “Rooms of Magic” built for children’s hospitals by the Elf Foundation.

Hotels. From upscale bed-and-breakfasts to large luxury hotels, AMX products are used to provide guests with convenient room service capabilities, to provide small or large-scale environmental control, or to control hotel conferencing and banquet hall facilities. The Company’s systems can be found in the Four Seasons Hotel-Las Colinas, Renaissance Hollywood Hotel in Hollywood, Trump Tower in Miami, Clift Hotel in San Francisco, Doubletree Hotels, Bellagio Hotel & Casino, Caesar’s Palace and The Mansion at MGM Grand in Las Vegas.

Houses of Worship. From small to large congregations, AMX products can be used to monitor and adjust the audio, video, and lighting, and to provide overall comfort to the congregation. Additionally, the Company’s products can be used to help tape and edit the service for those unable to attend and stream the presentation over the Internet. The Company’s systems can be found in the Fellowship Church in Grapevine, Texas, The National Presbyterian Church in Washington, D.C., Prestonwood Baptist Church and First United Methodist Church (both in Plano, Texas), St. Mary’s Cathedral in Sydney, Australia, and Crossroads Christian Church in Evansville, Indiana.

Network Operations Centers. From law enforcement agencies to global communication operators, AMX products facilitate the remote command and control of various networks by providing the means to operate integrated surveillance systems, troubleshoot systems and equipment, and to control lighting systems, video monitors, and audio equipment. The Company’s systems are currently being used in decision support centers in industrial settings such as the Center for Disease Control and Prevention, the Network Emergency Response Assistance Center of Bell South Services, Inc., the Decision Command Center of Burlington Northern Railroad, EDS, and Monroe County Office of Emergency Preparedness.

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

Retail. From local retail stores to global retail chains, AMX provides the ability to manage and route unique audio and video content to each in-store department on a real-time basis and play customized advertisements based upon current specials or consumer demographics. Key installations in the retail market include Christie’s Auction House in New York City, Apple Computer, Inc., Lucky Strike Bowling Alleys, Jillian’s, Iggy’s Sports Grill Franchises, and Dickson Cyber Express & Cafe in Hong Kong.

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

Home Automation. AMX products allow homeowners to use one or more intuitive touch panels to centrally control a variety of otherwise incompatible devices, such as lighting, climate control systems, sprinklers, security systems and alarms, intercoms, pool and spa equipment, fans, and audio/video equipment.

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

Development of alliances with key electronic industry companies. In an effort to develop and maintain proactive, strategic business relationships with key manufacturers of electronic equipment, AMX has developed the Inconcert™ program. This continuously growing alliance of companies provides a consistent, proven programming standard for seamless, fully integrated, one-touch control automation. This alliance allows AMX and other manufacturers to work in harmony. The Company’s systems simplify the automation and integration of audio/video, environmental and communications technologies through intuitive user interfaces, and are engineered to communicate with any electronic equipment. The Inconcert program is a platform for other manufacturers to provide the protocols for their latest equipment to ensure seamless interoperability of their products within the AMX control system. Inconcert gives designers, programmers, installers and end users the reassurance that AMX control will work with the latest product offerings from other manufacturers. From the initial specification through completion, AMX technology and Inconcert alliance equipment communicate together to bring convenience, productivity and security to any commercial or residential environment.

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

Product Components

The Company’s current systems and products are offered in a variety of configurations designed to meet the changing needs of individual end users. A typical AMX integrated system consists of a touch panel or other type of user interface such as a keypad, a central controller, communication and integration software, and a series of controlled devices, such as audio visual systems, computers, lights, climate control systems, security systems, and window treatments. AMX systems are also increasingly designed to include a content server. Prices for a complete system vary substantially depending upon the configuration of the system. The components of a typical AMX system are further described as follows:

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

Content Servers allow the user to store, manage, protect and distribute audio and video content to any display device, simply and seamlessly.

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

The Company is committed to make it easy for customers to do business with AMX.

Sales, Distribution, and Marketing

The Company markets and sells its products worldwide through distribution channels that include a direct sales team, manufacturer’s representatives in the U.S., dealers and distributors internationally, as well as OEM and custom product arrangements. The Company relies on third parties to sell, install, support, and service its integrated remote control systems, a strategy that it believes is best suited for broad domestic and international market coverage.

Domestic Markets

The Company has established relationships with approximately 700 of the leading system integrators in the United States. The Company believes that utilizing the sales force of dealers that are already selling systems integration services to potential purchasers of electronic equipment is the most effective way to reach a broad range of customers. The Company believes that the inclusion of an AMX system in the package of electronic equipment sold to end-users enhances the profitability of the dealer’s systems sales. The Company’s agreements with its dealers involve non-exclusive arrangements that may be canceled by either party at will and contain no minimum purchase requirements on the part of the dealers. Domestic sales represented approximately $56.3 million, $55.4 million, and $62.6 million, or 66%, 67%, and 71% of the Company’s total sales during the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

International Markets

Outside the United States, independent distributors with exclusive distribution rights market the Company’s custom products in 66 countries, with direct dealers serving an additional 16 countries. The Company’s agreements with its distributors grant exclusive distribution rights as to a specific geographic area. Sales outside of the United States represented approximately $29.6 million, $27.2 million, and $25.0 million, or 34%, 33%, and 29% of the Company’s total sales during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. See Note 9 in the audited financial statements for additional information.

Research and Development

The timely development and introduction of new products and services is essential to maintaining the Company’s competitive position. Accordingly, the Company is continually involved in the development, enhancement and expansion of hardware and operating software capabilities. The Company has expanded its research and development efforts in its core product offerings in order to significantly enhance existing product lines and develop new products. Current areas of focus in the Company’s research and development efforts include:

•	Enhancements to the NetLinx architecture, and improvements to software design tools which will allow for simplified programming and thus enable additional users of the Company’s more traditional platforms to migrate to the newer NetLinx platform;

•	Development of next generation touch panel interface devices;

•	Development of content control devices; and

•	Development of strategic partnerships that leverage the benefits of existing technologies.

Research and development expenses were approximately $10.4 million, $9.2 million, and $6.9 million in the fiscal years ended March 31, 2004, 2003 and 2002, which represented approximately 12%, 11%, and 8% of net sales in those periods, respectively.

Manufacturing

The Company’s primary manufacturing strategy is to contract with a small number of ISO Certified manufacturers. This outsourcing extends from prototyping to volume manufacturing, and includes activities such as material procurement, final assembly, test, and quality control. The Company procures nearly all of its products through this outsourcing strategy. In fiscal 2003, the Company entered into an agreement with Arrow Electronics, Inc., a large electronic component distributor, to act as the Company’s supply-chain partner. Under this arrangement, the distributor provides the procurement and logistical support for all electronic components utilized by the manufacturers of the Company’s products. We believe that this manufacturing strategy allows the Company to:

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

In order to implement the manufacturing strategy, the Company currently procures its products from five turnkey vendors. Approximately 85% of the Company’s revenue is derived from products manufactured by these turnkey vendors. Working with a limited number of vendors allows the Company to effectively manage product quality, availability, and cost. However, a significant procurement interruption from any of the Company’s significant vendors could have a material adverse impact on the Company’s operations. The Company is actively pursuing strategies to mitigate the risk of such an interruption in the Company’s supply chain.

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

Intellectual Property

The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its intellectual property rights. Despite efforts to protect these intellectual property rights, unauthorized parties may misappropriate or infringe on the Company’s patents, trade secrets, copyrights, trademarks, service marks and similar intellectual property rights. The Company currently has 9 registered U.S. patents and 13 pending U.S. patent applications. Internationally, the Company has 6 registered patents and 29 pending international patent applications. Even if the Company obtains such patents, we cannot assure you that the patent rights will be valuable, create a competitive barrier, or will be free from infringement. The Company faces additional risk when conducting business in countries that have poorly developed or inadequately enforced intellectual property laws. In any event, competitors may independently develop similar or superior technologies or duplicate the technologies the Company has developed, which could substantially limit the value of its intellectual property.

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

Employees

As of March 31, 2004, the Company employed 346 people of which 27 are located outside the United States, primarily in the United Kingdom. None of the Company’s employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

Available Information on AMX Corporation’s Website

AMX maintains an Internet website at www.amx.com. AMX Corporation’s periodic reports with the Securities and Exchange Commission (“SEC”) (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 filings) are accessible through the Investors section of the website under SEC Filings. In addition, the SEC maintains an Internet website at www.sec.gov that contains periodic reports that AMX files with the SEC electronically.

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

All facilities are suitable for the Company’s business. Each facility is fully utilized, with the exception of the headquarters location in Richardson, which contains approximately 14,000 square feet of additional floorspace that is available for future expansion. All furniture and equipment owned and leased by the Company is well maintained and suitable for its operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

Stock Prices

The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock for the fiscal years ended March 31, 2003 and 2004.

Fiscal 2003	High	Low
First Quarter	$2.80	$1.18
Second Quarter	2.50	1.11
Third Quarter	3.10	1.75
Fourth Quarter	3.02	1.94

Fiscal 2004
First Quarter	$3.05	$1.93
Second Quarter	6.39	3.01
Third Quarter	8.32	4.50
Fourth Quarter	10.68	8.06

As of May 27, 2004, there were approximately 215 holders of record of our Common Stock.

Dividend Policy

The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future in order to retain all available earnings generated by operations for the development and growth of the business. In addition, although the Company has no outstanding bank obligations at March 31, 2004, the Company may not pay dividends without the prior consent of the lending bank under the terms of the Company’s available line of credit. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions, and such other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information with respect to equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of March 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved By Security Holders	1,895,970	$4.08	1,735,725
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	1,895,970	$4.08	1,735,725

Recent Sales of Unregistered Securities

None

Item 6. Selected Consolidated Financial Data.

(in thousands, except per share amounts)

	Fiscal Years Ended March 31,
	2004	2003	2002(2)	2001(2)	2000
Income Statement Data:
Commercial system sales	$74,064	$72,220	$72,995	$72,520	$59,274
Residential system sales	11,879	10,391	14,612	21,460	18,921

Net sales	85,943	82,611	87,607	93,980	78,195
Cost of sales	39,733	40,472	46,262	49,280	37,277

Gross profit	46,210	42,139	41,345	44,700	40,918
Selling and marketing expenses	22,951	20,713	27,792	33,035	30,061
Research and development expenses	10,355	9,210	6,854	9,720	7,544
General and administrative expenses	7,226	8,392	8,515	8,731	6,637
Restructuring costs(1)	—	—	298	675	2,961

Operating income (loss)	5,678	3,824	(2,114)	(7,461)	(6,285)
Interest expense	(96)	(415)	(727)	(1,090)	(547)
Other income (expense), net	583	9	(96)	(168)	64

Income (loss) before income taxes	6,165	3,418	(2,937)	(8,719)	(6,768)
Income tax expense (benefit)	43	302	2,347	(494)	(2,643)

Net income (loss)	$6,122	$3,116	$(5,284)	$(8,225)	$(4,125)

Income (loss) per common share—basic	$0.54	$0.28	$(0.48)	$(0.87)	$(0.47)
Income (loss) per common share—diluted	$0.50	$0.28	$(0.48)	$(0.87)	$(0.47)
Shares used for basic income (loss) per share	11,370	11,140	11,006	9,486	8,734
Shares used for diluted income (loss) per share	12,220	11,155	11,006	9,486	8,734
Balance Sheet Data:
Cash	$9,382	$4,961	$1,245	$1,608	$987
Accounts receivable, net	11,191	9,820	13,579	12,604	9,414
Inventories	7,328	7,274	11,700	14,311	11,928
Working capital	18,369	12,320	8,273	8,895	14,981
Total assets	36,925	30,480	38,014	46,162	37,126
Accounts payable	4,869	3,167	7,295	11,422	4,793
Long-term debt; including current portion, line of credit, and notes payable	—	4,021	9,634	8,568	3,994
Shareholders’ equity	26,041	19,055	15,789	20,398	22,958

(1)	The charge for the fiscal year ended March 31, 2002 represents restructuring costs recorded for a company-wide severance action in November 2001, offset by reversals of restructuring actions taken for the fiscal year ended March 31, 2000. The charge for the fiscal year ended March 31, 2001 represents restructuring costs recorded for the shutdown of the Consumer Broadband Division and severance actions taken in the fourth quarter, offset by reversals of restructuring actions taken for the fiscal year ended March 31, 2000. The charge for the fiscal year ended March 31, 2000 represents restructuring costs recorded for the shutdown of operations in Salt Lake City and disposal of the Synergy division.
(2)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other accounting charges recorded in fiscal 2002 and 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this report.

Certain information included herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. These risks, assumptions and uncertainties include: the Company’s strategic alliances; the ability to develop distribution channels for new products; dependence on suppliers, dealers and distributors; reliance on the functionality of systems or equipment, whether the Company’s systems and equipment or those of its customers, dealers, distributors, or manufacturers; domestic and international economic conditions; the financial condition of the Company’s key customers and suppliers; the complexity of new products; ongoing research and development; reliance on third party manufacturers; foreign exchange risks; the ability to realize operating efficiencies; dependence on key personnel; the lack of an industry standard; reliance on others for technology; the ability to protect intellectual property; the quick product life cycle; the resources necessary to compete; the possible effect of government regulations; possible liability for copyright violations on the Internet with the use of the Company’s products; and other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to product development and acceptance, inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in the report are based on management’s current expectations of the Company’s near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially. The Company is under no duty, and expressly disclaims any responsibility to, update any of the forward-looking statements contained in this Form 10-K.

Overview

Fiscal 2004 Review

The Company continues to build upon the foundation that was established by the management team in fiscal 2002 when a corporate-wide reorganization plan was initiated (see Corporate Reorganization and Company History below). In conjunction with this reorganization, the Company implemented several improved business processes and strategies in order to:

•	Refocus the Company’s efforts on the core business of control systems and solutions;

•	Establish fiscal responsibility and cost containment to strengthen our financial position;

•	Introduce new products that provide content and control solutions to reclaim market share; and

•	Implement development, sales and marketing strategies to produce long-term revenue growth.

Prior to fiscal 2004, the Company made significant progress towards these objectives. The Company continued to build upon these accomplishments during fiscal 2004 as follows:

•	Introduced over 40 new products among 3 product families to significantly upgrade and enhance the Company’s product portfolio;

•	Acquired Media Access Solutions and introduced the associated MAX product line, a new series of integrated content servers which are complimentary to the existing product base and are designed to store, manage and distribute large quantities of digital audio and digital video;

•	Strengthened our financial position, generating operating cash flow of $10.8 million, which allowed the Company to pay off its bank debt as of March 31, 2004 while carrying a cash balance of $9.4 million into fiscal 2005;

•	Created several key internal sales and marketing management positions to compliment our manufacturing representative base; and

•	Entered into an exclusive agreement with RGB Communications to distribute AMX products in the United Kingdom.

New products accounted for more than 33% of revenue for fiscal 2004 and made a significant contribution to the 4% year over year revenue growth. The Company has implemented several additional sales and marketing initiatives in order to improve communications with end users, to further develop market applications for AMX products, and to sell the value of AMX products and solutions in the areas of device, asset, and content control.

The Company continues to refine its manufacturing outsourcing strategy. This and other operational improvements made since fiscal 2001 have produced improved profit margins. However, the Company may leverage the improved profit margins in the future to generate additional top-line growth.

These recent accomplishments enabled the Company to produce 4% revenue growth over fiscal 2003 and report $0.50 diluted income per share versus $0.28 per share for fiscal 2003. Although the domestic economy continues to impact revenues, the Company has returned to profitability, is generating operating cash flows, and has made significant progress on the goals and objectives that management believes will produce long-term revenue and earnings growth.

Corporate Reorganization and Company History

During fiscal 2000 and 2001, the Company changed its name to Panja Inc. and invested significant resources in broadband Internet appliance products and a retail distribution strategy for such products. During this period, the Company diverted its marketing and development efforts from its core business to focus on this broadband strategy.

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

As a result of these developments, the Company implemented a corporate-wide restructuring plan in the fourth quarter of fiscal 2001 which included the decision to discontinue the Consumer Broadband Division and its retail distribution strategy. As a result of the restructuring and other business and economic trends in the fourth quarter of fiscal 2001, the Company recorded restructuring and other charges of approximately $5.2 million to record severance costs, to record inventory and receivable reserves, and to write-off other assets. In conjunction with the Company’s return to its core business strategy, and as a result of customer feedback, the Company returned to doing business as AMX Corporation and formally changed its name at the 2001 shareholder meeting.

In conjunction with the restructuring, new management was recruited in most key functional areas of the Company. This new management team continued to improve the Company’s infrastructure and reposition the Company for the future based on current market and business trends. As a result, the Company recorded additional charges of approximately $8.2 million during the second quarter of fiscal 2002. These charges included reserves for inventory obsolescence of $2.4 million, a charge of $0.7 million taken to write-off certain assets, additional receivable related reserves of $0.5 million, a write-off of miscellaneous intangibles of $0.3 million, and a valuation allowance against deferred tax assets of $4.2 million. The charges were necessary due to several factors, including an adjustment to the revenue forecast based on existing trends in the market and economy in September 2001, a lower than anticipated demand of older product lines, continued adjustments to usage requirements for certain raw materials as the Company’s sourcing strategy progressed, and implementation issues with the Company’s ERP software which resulted in purchases of the wrong mix or quantities of certain products during the second quarter of fiscal 2002. As a result of the aforementioned charges and historical operating performance, the Company recorded a tax provision of approximately $4.2 million during the quarter ended September 30, 2001 in order to record a valuation allowance against its remaining deferred tax assets. Although the Company anticipated future sustained profitability, accounting principles required that historical operating performance weigh heavily in assessing the realizability of deferred tax assets. Subsequently, the Company announced further realignments to its corporate structure resulting in the elimination of 66 Dallas-based positions, and recorded a severance related restructuring charge of $0.6 million during the quarter ended December 31, 2001. In the fourth quarter of fiscal 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, under which the period allowed for carrying back net operating losses from certain tax years was extended from two years to five years. As a result, the Company recorded a tax benefit of $2.0 million during the fourth quarter of fiscal 2002 due to the immediate realization of deferred tax assets for which a valuation allowance had been recorded during the quarter ended September 30, 2001.

During the latter half of fiscal 2002, the Company’s new management team implemented strict cost control and inventory management measures, and initiated several sales and marketing initiatives. During fiscal 2003, the Company continued such improvements by reengineering its sales organization, adding additional direct and indirect sales representatives domestically, and adding new distribution partners internationally while closing its Singapore distribution subsidiary. In addition, the Company made aggressive investments in product development. Research and development spending grew by 34% and 12% in fiscal 2003 and 2004, respectively.

As a result of the strategic investments in research and development, the Company introduced a variety of new products in the latter half of fiscal 2003 and throughout 2004 which have contributed to revenue growth, including the award winning Modero line of touchpanels and the NI Series of integrated controllers. The Company has also improved its liquidity and financial position during the last two fiscal years as a result of the above operational improvements. The Company generated $10.8 million of operating cash flows during each of the fiscal years ended March 31, 2004 and 2003. As of March 31, 2004, the Company has no outstanding debt compared to outstanding debt of $9.6 million as of March 31, 2002, while cash has increased from $1.2 million to $9.4 million during the same period.

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

Self Insurance Reserves for Medical Claims

The Company self-insures a portion of its employees’ medical benefits. As a result, management is required to regularly estimate the value of unpaid benefits based upon historical trends and uses that information to record its liability for benefits that have been incurred but not yet paid. The Company has stop loss insurance coverage in effect to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate. However, the trend of medical claims may significantly and unexpectedly change, in which case the Company’s liability for unpaid claims may no longer be accurate. This could cause the Company to either increase or decrease its expense in a material amount in the period the change occurs.

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

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. The adoption of SAB 104 did not have an impact on AMX Corporation’s consolidated results of operations or financial position.

Results of Operations

The following table contains the Company’s consolidated statements of operations for each of the three years in the period ended March 31, 2004 (in thousands):

	Fiscal Year Ended March 31,
	2004		2003		2002
Commercial sales	$74,064	86%	$72,220	87%	$72,995	83%
Residential sales	11,879	14%	10,391	13%	14,612	17%

Net sales	85,943	100%	82,611	100%	87,607	100%
Cost of sales	39,733	46%	40,472	49%	46,262	53%

Gross profit	46,210	54%	42,139	51%	41,345	47%

Selling and marketing expenses	22,951	27%	20,713	25%	27,792	32%
Research and development expenses	10,355	12%	9,210	11%	6,854	8%
Restructuring costs	—	0%	—	0%	298	0%
General and administrative expenses	7,226	8%	8,392	10%	8,515	10%

Total operating expenses	40,532	47%	38,315	46%	43,459	50%

Operating income (loss)	5,678	7%	3,824	5%	(2,114)	-2%
Interest expense	(96)	0%	(415)	-1%	(727)	-1%
Other income (expense), net	583	1%	9	0%	(96)	0%

Income (loss) before income taxes	6,165	7%	3,418	4%	(2,937)	-3%
Income tax expense	43	0%	302	0%	2,347	3%

Net income (loss)	$6,122	7%	$3,116	4%	$(5,284)	-6%

Fiscal 2004 Results Compared to Fiscal 2003

Revenue. The Company recorded revenue during the fiscal years ended March 31, 2004 and 2003 as follows (in thousands):

Market	2004	2003	Change
Commercial:
Domestic	$44,454	$44,990	(1)%
International	29,610	27,230	9%

Total Commercial	74,064	72,220	3%

Residential	11,879	10,391	14%

Total Revenue	$85,943	$82,611	4%

Total revenue increased 4% over fiscal 2003. Total commercial revenue was up 3% compared to prior year revenue, consisting of a 9% increase in international commercial revenue, offset by a slight decline in domestic commercial revenue. The residential channel reported 14% revenue growth over fiscal 2003. The Company has recently made significant investments in research and development, and has launched a number of new products during the last 18 to 24 months, including 40 new products that began shipping in December 2003. The Company has also increased its sales, marketing and training initiatives to educate the marketplace about these new products. These products and initiatives have had a positive impact on the Company’s revenue, particularly in the international commercial and residential channels. The impact to the domestic commercial channel has not been as favorable, primarily a result of the poor economic conditions in the United States. Additionally, domestic commercial revenue continues to experience some of the residual impact of the Company’s focus on the broadband initiative in fiscal 2000 and 2001, as well as the other operational issues in those years. Internationally, the Company markets its products using a two-tier structure. The Company’s distributors were able to buffer the dealers and end-users from some of these historical operational issues. Therefore, these issues did not have the same impact on the international channel. The lack of focus on the core business in fiscal 2000 and 2001 had the largest impact on the Company’s residential channel. However, the new product offerings and a renewed focus on the residential channel have enabled the Company to report strong year-over-year growth in residential revenue.

Gross Margins. Gross margins for the year ended March 31, 2004 were 54%, up from 51% in the prior year. The improved margins reflect cost reductions produced by our outsourcing production strategy, strong margins from new products, and the impact of higher overall revenue coverage on a semi-fixed cost base.

Selling and Marketing Expense. Selling and marketing expenses were up to $23.0 million or 27% of net sales compared to $20.7 million or 25% of net sales in fiscal 2003. This increase represents the incremental spending for sales and marketing programs promoting the Company’s recent product introductions.

Research and Development Expense. Research and development expenses were $10.4 million or 12% of net sales compared to $9.2 million or 11% of net sales for fiscal 2003. This increase reflects the Company’s recent investments in research and development as the Company expanded its portfolio of products and introduced new and innovative control and automation solutions to the market.

General and Administrative Expense. General and administrative expenses were $7.2 million or 8% of net sales compared to $8.4 million or 10% of net sales for fiscal 2003. This decrease is primarily a result of lower salaries and benefits of approximately $300,000, lower bad debt expenses of approximately $250,000, and lower overall administrative spending including approximately $140,000 savings generated from the closure of the AMX Singapore direct sales office in September 2002.

Interest Expense and Other Income. Interest expense was $0.1 million or 0.1% of net sales compared to $0.4 million or 0.5% of net sales for fiscal 2003. This decline is primarily attributable to lower average outstanding balances on the Company’s revolving line of credit during fiscal 2004. As of March 31, 2004, the Company had paid its outstanding bank debt in full. Other income was approximately $0.6 million compared to $10,000 for fiscal 2003. This change is primarily related to foreign exchange gains in fiscal 2004 associated with exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

Income Tax Expense. The Company’s effective tax rate was approximately 0.7% versus 9% for the year ago period. The tax provision of $43,000 for fiscal 2004 principally represents domestic alternative minimum tax and foreign taxes for the Company’s U.K. subsidiary. The Company does not currently record a significant tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The decline in the effective tax rate from the year ago period is a result of certain tax planning strategies and changes in the relationship between domestic and foreign pre-tax operating results.

Net Income. For the reasons described above, net income increased from $3.1 million or $0.28 per diluted share for the fiscal year ended March 31, 2003 to $6.1 million or $0.50 per diluted share for the fiscal year ended March 31, 2004.

Fiscal 2003 Results Compared to Fiscal 2002

Revenue. The Company recorded revenue during the fiscal years ended March 31, 2003 and 2002 as follows (in thousands):

Market	2003	2002	Change
Commercial:
Domestic	$44,990	$48,021	(6)%
International	27,230	24,974	9%

Total Commercial	72,220	72,995	(1)%

Residential	10,391	14,612	(29)%

Total Revenue	$82,611	$87,607	(6)%

Total revenue declined 6% over fiscal 2002. Total commercial revenue was down slightly compared to fiscal 2002. Domestic commercial revenue decreased 6% from fiscal 2002. The decline in domestic commercial revenue is a result of the residual impact of the Company’s focus on a broadband initiative in fiscal 2000 and 2001, as opposed to the Company’s core business, as well as other historical operational issues. Additionally, the Company believes that the slow down in the domestic economy negatively affected domestic revenue in fiscal 2003. These issues also adversely affected the Company’s residential sales, which declined 29% from fiscal 2002. The international distribution channel operates principally in a two-tier structure, in which the Company sells and ships product to its distributors. The international distributors in turn sell the products to dealers. The distributors were able to buffer the dealers from some of the historical operational issues that resulted from the Company’s focus on its broadband initiative. As a result, these issues had a lesser impact on the Company’s international channel, which was up 9% over fiscal 2002.

Gross Margins. Gross margins for the year ended March 31, 2003 were 51%, up from 47% in the year ended March 31, 2002. Fiscal 2002 margins were negatively impacted by the aforementioned inventory obsolescence charges of $2.4 million taken in September 2001. Excluding the obsolescence charges recorded in September 2001, fiscal 2002 margins were 50%. The margin improvement is a reflection of lower costs in the Company’s manufacturing operations as a result of the continued implementation of the Company’s outsourcing strategy, vendor consolidation, and management directed operational efficiencies.

Selling and Marketing Expense. Selling and marketing expenses declined significantly to $20.7 million or 25% of net sales compared to $27.8 million or 32% of net sales for the year ended March 31, 2002. The decrease in selling and marketing expenses is primarily a result of cost control initiatives launched in the latter half of fiscal 2002, including reduced headcount in the Company’s domestic and international sales organizations.

Research and Development Expense. Research and development expenses were $9.2 million or 11% of net sales compared to $6.9 million or 8% of net sales for fiscal 2002. The Company increased its fiscal 2003 research and development spending significantly over prior year levels to expand its product portfolio in order to drive long-term sales growth.

General and Administrative Expense. General and administrative expenses were $8.4 million or 10% of net sales compared to $8.5 million or 10% of net sales for the year ago period. Excluding the aforementioned charges of $0.6 million recorded in September 2001 to reserve receivables and write-off certain intangible assets, fiscal 2002 general and administrative expenses were $7.9 million or 9% of net sales. The increase in general and administrative expenses in fiscal 2003 is primarily a result of increased salary and incentive compensation expense, offset by lower professional service fees.

Interest Expense. Interest expense was $0.4 million or 0.5% of net sales compared to $0.7 million or 0.8% of net sales for fiscal 2002. This decline is primarily attributable to lower average outstanding balances on the Company’s revolving line of credit during fiscal 2003.

Income Tax Expense. The Company’s effective tax rate was approximately 9% for the fiscal year ended March 31, 2003. The tax provision of $302,000 recorded for the year principally represented foreign taxes on the Company’s U.K. subsidiary. The Company does not currently record a tax provision or benefit on its U.S. operations because the Company recorded a full valuation allowance on its deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

Net Income (Loss). For the reasons described above, the Company generated net income of $3.1 million or $0.28 per diluted share for the fiscal year ended March 31, 2003 compared to a net loss of $5.3 million or $0.48 per diluted share for the fiscal year ended March 31, 2002.

Liquidity and Capital Resources

In the twelve months ended March 31, 2004, the Company generated $10.8 million of cash from operations, including net income of $6.1 million. Other significant components of operating cash flows included non-cash related items of $3.9 million and an increase in payables and other accrued expenses of $3.5 million, offset by an increase in receivables of $1.8 million, an increase in inventory of $0.4 million, and increases in prepaid and other current assets of $0.5 million. In the twelve months ended March 31, 2003, the Company generated $10.8 million of cash from operations, including net income of $3.1 million. Other significant components of operating cash flows included non-cash related items of $4.4 million, collections of receivables of $3.1 million, a reduction of inventory of $3.6 million, and net income tax refunds of $2.0 million, offset by a decline in accounts payable of $4.1 million and accrued expenses of $1.1 million. Days sales outstanding were 44 days as of March 31, 2004 and 2003, while inventory turns were 5.7 and 5.2 for the same periods. The increase in inventory turns is related to better inventory management and the Company’s migration to outsourced manufacturing. Capital expenditures for the twelve months ended March 31, 2004 were $2.9 million as compared to $1.6 million in the twelve months ended March 31, 2003. This increase is primarily a result of tooling and demonstration related equipment related to new product introductions during the year.

The Company has a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provides for borrowings of up to $10 million subject to borrowing base limitations. As of March 31, 2004, there were no outstanding borrowings under the revolving line of credit. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. Available future borrowings under the facility’s borrowing base limits amounted to $10 million as of March 31, 2004. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of March 31, 2004. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions.

As of March 31, 2003, the Company had outstanding borrowings of approximately $1.0 million under an unsecured term note with Bank One. The term note provided for quarterly payments of principal and interest through April 30, 2004. The Company paid the last installment on the term note early, and had no outstanding borrowings under the term note as of March 31, 2004.

The Company believes that cash flow from operations and the funding available under existing and future credit facilities will be adequate to fund working capital and capital expenditure requirements at least through 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company had no outstanding debt as of March 31, 2004, compared to $4.0 million at March 31, 2003.

Interest Rate Risk

The Company does not have significant exposure to variable interest rates related to outstanding debt balances as the Company did not have any outstanding debt as of March 31, 2004.

The Company does not have significant exposure to changing interest rates on invested cash, which was approximately $9.4 million and $5.0 million at March 31, 2004 and 2003 respectively, because the Company invests its cash mainly in short term investments with an initial maturity of three months or less.

To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

Foreign Currency Exchange Rate Risk

The Company transacts business in various foreign currencies through its wholly-owned subsidiary in York, England. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency. The Company is also subject to exposure from the translation of the net asset position of the U.K. subsidiary from the local currency (the British pound) to the functional currency, the U.S. dollar. As of March 31, 2004, the Company had not entered into any derivative financial instruments to manage foreign currency risk. A hypothetical 10% plus or minus fluctuation in all applicable non-U.S. exchange rates would have an earnings impact of approximately $380,000 and $290,000 for fiscal 2004 and 2003, respectively, based on fiscal year end balances and rates.

Item 8. Financial Statements.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements contained in this report. The Company’s Consolidated Financial Statements begin at page F-1 hereunder.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of AMX Corporation’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, AMX has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within the 90 days prior to the date of this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in AMX Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company completed its evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers

The presentation of Executive Officers of the Registrant appears in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders (“Proxy Statement”), which is incorporated by reference herein.

Directors

The presentation of Directors of the Registrant appears in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders (“Proxy Statement”), which is incorporated by reference herein.

Codes of Conduct

AMX Corporation has adopted a Code of Conduct that is applicable to all AMX employees and to the Board of Directors, and a separate Finance Code of Conduct that is applicable to the Chief Executive Officer, Chief Financial Officer, Corporate Controller, and all other employees of the finance organization. Both of these documents are available on the Company’s website at www.amx.com in the Investor Relations section under Corporate Governance.

Section 16(a) Beneficial Ownership Reporting Compliance

The presentation of Section 16(a) Beneficial Ownership Reporting Compliance of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

Item 11. Executive Compensation.

The presentation of Executive Compensation of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                Matters.

The presentation of the Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The presentation of Certain Relationships and Related Transactions of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The presentation of Principal Accountant Fees and Services of the Registrant appears in the Proxy Statement, which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements.

The financial statements filed as a part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” on page F-1 hereof.

(2) Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts has been included on page F-18 of this annual report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits.

The following exhibits are filed as a part of this Annual Report on Form 10-K.

3.1	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 to the Company’s Form S-8 filed March 11, 1996, File no. 333-2202).

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 10, 1999, File No. 0-026924).

3.3	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended September 30, 2001, File No. 0-026924).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2002, File no. 0-26924).

4.1	Specimen Certificate for Common Stock of Registrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

4.2	Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt and Billie I. Williamson (Incorporated by reference from Exhibit 4.2 to the Company’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

4.3	First Amendment dated September 12, 1995 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, the persons listed on Schedule 1.1 thereto, Scott D. Miller, Peter D. York, Joe Hardt, and Billie I. Williamson (Incorporated by reference from Exhibit 4.3 to the Company’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

4.4	Second Amendment dated February 22, 2001 to Registration Rights Agreement dated as of March 30, 1995 by and among Registrant, J. Joseph Hardt, Scott D. Miller and Peter D. York. (Incorporated by reference from Exhibit 4.4 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

4.5	Declaration of Registration Rights made October 14, 1997, by the Registrant for the benefit of certain shareholders and employees of PHAST Corporation pursuant to the Stock Purchase Agreement, as hereinafter defined (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1997, File no. 0-26924).

4.6	Registration Rights Agreement dated February 22, 2001 between the Registrant and Scott Miller (Incorporated by reference from Exhibit 4.6 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

4.7	Common Stock Warrant No. 001 issued to Intel Corporation to purchase 238,057 shares of Common Stock (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

4.8	Common Stock Warrant No. 002 issued to Intel Corporation to purchase 79,352 shares of Common Stock (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

4.9	Securities Purchase and Investor Rights Agreement dated December 15, 1999 (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q, for the period ending December 31, 1999, File no. 0-26924).

10.1	AMX Corporation 1993 Stock Option Plan, accompanied by forms of Incentive Stock Option and Non-qualified Stock Option Agreements (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

10.2	1996 Employee Stock Purchase Plan, accompanied by forms of Enrollment/Change Form, Section 16b Participation Form and Stock Purchase Agreement (Incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1 filed September 13, 1995, as amended, File no. 33-96886).

10.3	First Amendment to AMX Corporation 1996 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended September 30, 2001, File no. 0-26924).

10.4	Second Amendment to AMX Corporation 1996 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended September 30, 2001, File no. 0-26924).

10.5	AMX Corporation 1999 Equity Incentive Plan (Incorporated by reference from Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ending March 31, 1999, File no. 0-26924).

10.6	Letter Loan Agreement dated as of September 30, 2002 (Incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended September 30, 2002, File No. 0-26924).

10.7	First Amendment to Letter Loan Agreement and Related Promissory Notes (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2003, File No. 0-26924).

10.8	Lease Agreement dated November 22, 1999 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.9	First Amendment to Lease Agreement dated January 10, 2000 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.10	Second Amendment to Lease Agreement dated May 1, 2001 by and between the Registrant and DalMac/GoldCor Real Estate Venture, Ltd. (Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001, File no. 0-26924).

10.11	Employment Agreement dated February 8, 2002 between the Registrant and Robert J. Carroll (Incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2002, File no. 0-26924).

10.12	Employment Agreement dated December 3, 2001 between the Registrant and Chris Apple (Incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2003, File No. 0-26924).

10.13	Employment Agreement dated July 9, 2001 between the Registrant and Carl Evans (Incorporated by reference from Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2003, File No. 0-26924).

10.14	Employment Agreement dated February 17, 2003 between the Registrant and Scott Norder (Incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2003, File No. 0-26924).

10.15	Employment Agreement dated December 3, 2001 between the Registrant and Rashid Skaf (Incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2003, File No. 0-26924).

10.16	Employment Agreement dated June 1, 2003 between the Registrant and Patrick Gallagher (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2003, File No. 0-26924).

10.17	Employment Agreement dated June 1, 2003 between the Registrant and Michael Olinger (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2003, File No. 0-26924).

21.1	Schedule of Subsidiaries (Incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2003, File No. 0-26924).

†23.1	Consent of Independent Auditors.

†31.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

†31.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

†32.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(b) Reports on Form 8-K.

Current report on Form 8-K dated as of April 29, 2004, and filed on April 30, 2004, regarding the Registrant’s press release for the fourth quarter and fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

By:	/S/ ROBERT J. CARROLL
Robert J. Carroll, Chairman of the Board, Chief Executive Officer, President and Director

June 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

Signature	Title	Date

/S/ ROBERT J. CARROLL Robert J. Carroll	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	June 18, 2004

/S/ C. CHRIS APPLE C. Chris Apple	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 18, 2004

/S/ JOHN E. WILSON John E. Wilson	Director	June 18, 2004

/S/ THOMAS L. HARRISON Thomas L. Harrison	Director	June 18, 2004

/S/ LARRY N. GOLDSTEIN Larry N. Goldstein	Director	June 18, 2004

/S/ RICHARD L. SMITH Richard L. Smith	Director	June 18, 2004

/S/ DAVID R. RICHARD David R. Richard	Director	June 18, 2004

AMX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AMX Corporation

We have audited the accompanying consolidated balance sheets of AMX Corporation as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. We have also audited the accompanying schedule of Valuation and Qualifying Accounts as of March 31, 2004, 2003 and 2002, and for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMX Corporation at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas

April 23, 2004

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,382,193	$4,960,700
Receivables, less allowance for doubtful accounts of $712,000 for 2004 and $983,000 for 2003	11,191,289	9,820,272
Inventories	7,328,173	7,274,059
Prepaid expenses	933,349	981,874
Other current assets	149,868	252,491

Total current assets	28,984,872	23,289,396
Furniture and equipment, at cost, net	6,995,467	6,899,187
Deposits and other	944,901	291,447

Total assets	$36,925,240	$30,480,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$3,000,000
Accounts payable	4,869,085	3,167,108
Accrued compensation	2,466,911	1,549,503
Other accrued expenses	3,279,898	2,486,833
Current portion of long-term debt	—	766,088

Total current liabilities	10,615,894	10,969,532

Long-term debt, less current portion	—	255,363

Other long-term liabilities	268,087	199,842

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—10,000,000 Issued shares—none	—	—
Common stock, $0.01 par value:
Authorized shares—40,000,000 Issued shares—12,093,839 for 2004 and 11,699,334 for 2003	120,938	116,993
Additional capital	25,370,893	24,406,702
Deferred compensation	(104,541)	—
Retained earnings (accumulated deficit)	5,122,253	(1,000,118)
Less treasury stock (496,476 shares for 2004 and 2003)	(4,468,284)	(4,468,284)

Total shareholders’ equity	26,041,259	19,055,293

Total liabilities and shareholders’ equity	$36,925,240	$30,480,030

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2004	2003	2002

Commercial system sales	$74,064,331	$72,220,256	$72,995,356
Residential system sales	11,878,733	10,391,196	14,611,855

Net sales	85,943,064	82,611,452	87,607,211
Cost of sales	39,732,712	40,472,183	46,262,061

Gross profit	46,210,352	42,139,269	41,345,150
Selling and marketing expenses	22,951,341	20,713,768	27,791,907
Research and development expenses	10,355,453	9,209,844	6,854,273
Restructuring costs	—	—	298,529
General and administrative expenses	7,225,550	8,391,868	8,514,615

Total operating expenses	40,532,344	38,315,480	43,459,324

Operating income (loss)	5,678,008	3,823,789	(2,114,174)
Interest expense	(95,601)	(414,629)	(727,152)
Other income (expense), net	582,624	9,597	(95,817)

Income (loss) before income taxes	6,165,031	3,418,757	(2,937,143)
Income tax expense	42,660	302,388	2,346,627

Net income (loss)	$6,122,371	$3,116,369	$(5,283,770)

Basic income (loss) per share	$0.54	$0.28	$(0.48)

Diluted income (loss) per share	$0.50	$0.28	$(0.48)

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Capital	Deferred Compensation	Retained Earnings (Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Number of Shares	Amount				Number of Shares	Amount
Balance at March 31, 2001	11,258,718	$112,587	$23,585,287	$—	$1,167,283	496,476	$(4,468,284)	$1,103	$20,397,976
Net loss	—	—	—	—	(5,283,770)	—	—	—	(5,283,770)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	—	(1,103)	(1,103)

Total comprehensive loss									(5,284,873)
Exercise of stock options and purchases under employee stock purchase plan	324,807	3,248	672,607	—	—	—	—	—	675,855

Balance at March 31, 2002	11,583,525	115,835	24,257,894	—	(4,116,487)	496,476	(4,468,284)	—	15,788,958
Net income and comprehensive income	—	—	—	—	3,116,369	—	—	—	3,116,369
Purchases under employee stock purchase plan	115,809	1,158	148,808	—	—	—	—	—	149,966

Balance at March 31, 2003	11,699,334	116,993	24,406,702	—	(1,000,118)	496,476	(4,468,284)	—	19,055,293
Net income and comprehensive income	—	—	—	—	6,122,371	—	—	—	6,122,371
Exercise of stock options and purchases under employee stock purchase plan	194,505	1,945	580,191	—	—	—	—	—	582,136
Award of restricted stock	200,000	2,000	384,000	(386,000)		—	—	—	—
Amortization of deferred compensation	—	—	—	281,459		—	—	—	281,459

Balance at March 31, 2004	12,093,839	$120,938	$25,370,893	$(104,541)	$5,122,253	496,476	$(4,468,284)	$—	$26,041,259

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2004	2003	2002
Operating Activities
Net income (loss)	$6,122,371	$3,116,369	$(5,283,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,734,666	2,969,716	3,927,411
Stock based compensation charge	281,459	—	—
Amortization	133,149	—	509,924
Write-down of demonstration equipment	—	—	708,813
Write-down of goodwill	—	—	90,197
Provision for losses on receivables	435,934	648,729	735,322
Provision for inventory obsolescence	324,089	820,327	3,083,792
Loss on disposal of property and equipment	68,394	—	—
Deferred income taxes	(87,325)	—	4,331,632
Changes in operating assets and liabilities:
Receivables	(1,806,951)	3,110,303	(1,710,574)
Inventories	(378,203)	3,605,825	(473,201)
Prepaid expenses and other assets	(599,062)	(232,129)	1,077,968
Accounts payable	1,701,977	(4,128,237)	(4,127,113)
Accrued expenses	1,787,802	(1,147,994)	(311,707)
Income taxes	41,848	2,019,266	(2,147,496)

Net cash provided by operating activities	10,760,148	10,782,175	411,198

Investing Activities
Purchase of furniture and equipment	(2,908,947)	(1,603,892)	(2,514,298)
Proceeds from sale of furniture and equipment	9,607	—	—

Net cash used in investing activities	(2,899,340)	(1,603,892)	(2,514,298)

Financing Activities
Sale of common stock–net proceeds, and exercises of stock options	582,136	149,966	675,855
Net increase (decrease) in line of credit	(3,000,000)	(4,600,000)	2,050,000
Repayments of long-term debt	(1,021,451)	(1,013,001)	(983,997)

Net cash provided by (used in) financing activities	(3,439,315)	(5,463,035)	1,741,858
Effect of exchange rate changes on cash	—	—	(1,103)

Net increase (decrease) in cash and cash equivalents	4,421,493	3,715,248	(362,345)
Cash and cash equivalents at beginning of year	4,960,700	1,245,452	1,607,797

Cash and cash equivalents at end of year	$9,382,193	$4,960,700	$1,245,452

See accompanying notes.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

Cash and Short Term Investments

The Company generally invests its excess cash in money market funds and in highly liquid investments with an initial maturity of three months or less. The investments include investment grade commercial paper and U.S. government securities and are classified as cash equivalents. The Company’s debt and marketable equity securities have been classified as available for sale. The carrying value of such securities approximates fair value.

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

Concentration of Credit Risk

During the years ended March 31, 2004, 2003 and 2002, the Company realized approximately 34%, 33%, and 29%, respectively, of total revenues from foreign sales and had approximately 39% and 38%, respectively, of trade receivables due from foreign customers at March 31, 2004 and 2003. Of the total receivables outstanding, approximately 13% of such receivables are denominated in foreign currencies and are thus subject to foreign exchange rate risk. The Company currently has one active subsidiary outside the U.S. in the United Kingdom. The assets of foreign subsidiaries represented 12% and 14% of consolidated assets at March 31, 2004 and 2003, respectively.

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

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. The adoption of SAB 104 did not have an impact on AMX Corporation’s consolidated results of operations or financial position.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and other stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the fixed option plans in 2004, 2003 and 2002, respectively: dividend yield of 0% for all periods; expected volatility of 86.7%, 102.6%, and 94.8%; risk-free interest rate of 3.2%, 3.2% and 4.5%; and expected lives of 6 years for all periods. The weighted-average fair value of options granted under the Company’s stock option plans during 2004, 2003, and 2002 was $2.94, $1.78, and $2.16, respectively. The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income in future years due to the variability of the inputs required in the Black-Scholes option-pricing model.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for each of the last three fiscal years and illustrates the pro-forma effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year ended March 31,
	2004	2003	2002
Numerator:
Net income (loss) as reported	$6,122,371	$3,116,369	$(5,283,770)
Add: Total stock-based compensation expense included in reported net income (loss)	281,459	—	—
Deduct: Total stock-based compensation determined under fair value method for all awards	(1,664,507)	(1,416,130)	(945,000)

Net income (loss)—pro forma	$4,739,323	$1,700,239	$(6,228,770)

Denominator:
Denominator for basic net income (loss) per share—Weighted-average shares outstanding	11,369,559	11,139,670	11,006,372
Effect of dilutive securities:
Employee stock options and restricted stock	849,957	15,443	—

Denominator for diluted net income (loss) per share	12,219,516	11,155,113	11,006,372

Basic net income (loss) per share—as reported	$0.54	$0.28	$(0.48)

Diluted net income (loss) per share—as reported	$0.50	$0.28	$(0.48)

Basic net income (loss) per share—pro forma	$0.42	$0.15	$(0.57)

Diluted net income (loss) per share—pro forma	$0.39	$0.15	$(0.57)

Of the total stock options outstanding, approximately 375,000 and 1,581,000 options were excluded from the computation of diluted earnings per share in fiscal 2004 and 2003 because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. Had the Company reported net income for fiscal 2002, 567,000 potentially dilutive shares would have been included in the computation of diluted income per share.

Self Insurance Reserves for Medical Claims

The Company self-insures a portion of its employees’ medical benefits. As a result, management is required to regularly estimate the value of unpaid benefits based upon historical trends and uses that information to record its liability for benefits that have been incurred but not yet paid. The Company has stop loss insurance coverage in effect to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate. However, the trend of medical claims may significantly and unexpectedly change, in which case the Company’s liability for unpaid claims may no longer be accurate. This could cause the Company to either increase or decrease its expense in a material amount in the period the change occurs.

Restructuring

Historically, the Company recorded restructuring charge liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3. During the fiscal year ended March 31, 2002, the Company recorded restructuring

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges of approximately $0.3 million under EITF 94-3. Effective December 31, 2002, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company will account for any future exit or disposal activities in accordance with SFAS No. 146. In some circumstances, the recording of restructuring liabilities requires management to make certain estimates. Although no significant changes in estimates are anticipated, actual costs may differ from management’s estimates.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in the United Kingdom is the U.S. dollar. Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and historical rates, as applicable, and revenues and expenses are translated at the average monthly exchange rates. Translation gains and losses result from translating all accounts of the Company’s U.K. subsidiary into U.S. dollars and charged to income.

Shipping and Handling Costs

Shipping and handling costs that the Company incurs related to product shipments to customers are included in cost of sales.

Advertising

The Company expenses the costs of advertising when incurred. Advertising costs were $565,000, $427,000 and $482,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

The components of inventories are as follows:

	2004	2003
Raw materials	$1,334,743	$1,921,444
Work in progress	479,557	310,910
Finished goods	5,513,873	5,041,705

	$7,328,173	$7,274,059

3. Furniture and Equipment

The general classes of furniture and equipment are as follows:

	2004	2003
Equipment, including computers	$19,877,297	$17,527,970
Furniture and fixtures	3,346,151	3,210,730
Leasehold improvements	1,503,263	1,420,993

	24,726,711	22,159,693
Less accumulated depreciation	(17,731,244)	(15,260,506)

	$6,995,467	$6,899,187

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Debt

The Company has a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provides for borrowings of up to $10 million subject to borrowing base limitations. As of March 31, 2004, there were no outstanding borrowings under the revolving line of credit. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. As of March 31, 2004 and 2003, the interest rate on the revolving line of credit was approximately 4.0% and 4.5%, respectively. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. Available future borrowings under the facility’s borrowing base limits amounted to $10 million as of March 31, 2004. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of March 31, 2004.

As of March 31, 2003, the Company had borrowings of approximately $1.0 million under an unsecured term note with Bank One. The term note provided for quarterly payments of principal and interest through April 30, 2004. The Company paid the last installment on the term note early, and had no outstanding borrowings under the term note as of March 31, 2004.

Interest paid amounted to approximately $104,000, $424,000, and $708,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

5. Employee Benefit Plans

The Company has a 401(k) plan available to all U.S. employees who are at least 21 years of age and meet certain service requirements. Employees can contribute up to 60% of their salary subject to statutory limitations. Effective April 1, 2003, the Company reinstated a Company match. Under the terms of the plan, the Company match may be funded using participant forfeitures of prior Company contributions that are held by the plan, or by cash contributions from the Company. Company matching contributions for the years ended March 31, 2004, 2003 and 2002 were $127,000, $0 and $271,000, respectively. The Company match for the year ended March 31, 2004 was funded entirely by participant forfeitures.

The Company’s 1996 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions. The price of the common stock purchased under the 1996 Employee Stock Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period. The Plan provides for two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1. For the years ended March 31, 2004, 2003 and 2002, 101,561, 115,809, and 87,773 shares were issued under this plan. As of March 31, 2004, there were 282,630 shares available for future issuance under the Plan. Shares issued under the Employee Stock Purchase Plan are considered non-compensatory for the determination of compensation expense under APB No. 25, but are included as compensation expense in the pro forma disclosures required by SFAS No. 123 in Footnote 1.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

The components of the Company’s income tax provision were as follows:

	Year Ended March 31,
	2004	2003	2002
Federal income taxes:
Current	$36,914	$(80,712)	$(2,102,034)
Deferred	—	—	4,201,682
State income taxes	84,375	16,768	178,392
Foreign income taxes	(78,629)	366,332	68,587

	$42,660	$302,388	$2,346,627

Foreign operations generated a profit before tax of approximately $0.1 million and $1.6 million for the years ended March 31, 2004 and 2003, respectively. Foreign operations incurred a loss before tax of approximately $0.2 million for the year ended March 31, 2002. Undistributed earnings (approximately $3.7 million at March 31, 2004) of non-U.S. subsidiaries have been indefinitely reinvested and, accordingly, no provision has been made for taxes due upon repatriation of these earnings.

The income tax provision differs from amounts computed by applying the U.S. federal statutory tax rate to income (loss) before income taxes as follows:

	Year ended March 31,
	2004	2003	2002

Federal income tax (benefit) at statutory rate	$2,096,110	$1,162,378	$(998,629)

State income tax, net of federal tax	189,643	278,292	117,739

Benefit of income reported through Foreign Sales Corporation and Extra Territorial Income benefit	(316,090)	(224,523)	(254,931)

Effect of non-U.S. tax rates	(8,522)	(137,055)	61,015

Change in valuation allowance	(2,019,276)	(1,090,008)	3,737,380

Effect of non-deductible meals and entertainment expenses	53,670	68,803	100,022

Recognition of research and development credit	—	381,959	(541,857)

Other	47,125	(137,458)	125,888

	$42,660	$302,388	$2,346,627

The Company recorded a tax provision of approximately $4.2 million during the quarter ended ended September 30, 2001 in order to record a full valuation allowance against its deferred tax assets. This valuation allowance was recorded as a result of the accounting charges and operating performance of the Company in fiscal years 2000, 2001, and through the quarter ended September 30, 2001. Although the Company anticipated future sustained profitability, generally accepted accounting principles required that historical operating performance weigh heavily in assessing the realizability of deferred tax assets. In the fourth quarter of fiscal 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, under which the period allowed for carrying back net operating losses from certain tax years was extended from two to five years. As a result, the Company was

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

able to immediately realize $2.0 million of the deferred tax assets for which a valuation allowance had previously been recorded. Accordingly, the Company recorded a tax benefit of $2.0 million during the fourth quarter of fiscal 2002. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

Significant components of deferred tax assets and liabilities are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$3,150,456	$4,309,588
Inventories	1,437,550	1,693,274
Allowance for doubtful accounts	235,974	340,576
Tax credit carryforwards	579,707	579,707
Accrued expenses and other	622,054	588,889

	6,025,741	7,512,034
Valuation allowance	(4,499,015)	(6,518,291)

	1,526,726	993,743
Deferred tax liabilities:
Prepaid expenses	(407,508)	(378,191)
Furniture and equipment	(961,650)	(545,309)
Other	(70,243)	(70,243)

	(1,439,401)	(993,743)

Net deferred tax asset	$87,325	$—

The net deferred tax asset balance of $87,325 at March 31, 2004 represents a deferred tax asset attributable to the Company’s foreign subsidiary and is included in other long-term assets in the balance sheet.

Net income tax payments of approximately $76,000 were made in the year ended March 31, 2004, consisting of federal alternative minimum tax and state tax payments, offset by foreign tax refunds. Net income tax refunds of approximately $1.9 million were received in the year ended March 31, 2003, consisting of federal tax refunds, offset by foreign and state income tax payments. Net income tax payments of approximately $162,000 were made in the year ended March 31, 2002, consisting of foreign and state income tax payments offset by federal tax refunds.

At March 31, 2004, the Company has approximately $9.1 million of federal net operating loss carryforwards, which begin to expire in 2012. Of this amount, $3.6 million is subject to limitations under the Internal Revenue Code. The Company has approximately $2.2 million of state net operating loss carryforwards that expire at various dates. Research and development credit carryforwards amount to $0.6 million and begin to expire in 2019.

7. Commitments and Contingencies

The Company leases real property and equipment. Under certain leases, the Company is required to pay costs such as taxes, insurance, and operating expenses in addition to the rental payments. Rental expense under operating leases for the years ended March 31, 2004, 2003 and 2002, was approximately $2.0 million, $2.0 million, and $2.3 million, respectively.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004 future minimum payments for non-cancelable operating leases are as follows:

2005	$1,679,517
2006	1,615,646
2007	1,671,519
2008	1,662,916
2009	1,645,929
2010 and thereafter	2,331,733

$10,607,260

The Company uses five turnkey vendors to manufacture its products. Approximately 85% of the Company’s revenue is derived from products manufactured by these turnkey vendors. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for the Company’s products. As of March 31, 2004, the Company has outstanding purchase commitments of approximately $16.4 million, compared with $12.9 million as of March 31, 2003. The Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has a reserve of approximately $150,000 for such anticipated restocking charges.

The Company is involved in legal activities and disputes arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future in order to retain all available earnings generated by operations for the development and growth of the business. In addition, under the terms of the Company’s current line of credit, the Company may not pay dividends without the prior consent of the lending bank.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has three stock-based compensation plans outstanding, which are described below. No compensation cost is recognized for its fixed option plans because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of the grant.

Under the Company’s 1995 Stock Option Plan, the Company may grant options for up to 1,000,000 shares of common stock. All options have a term of ten years and vest over a four-year period. The Company’s 1995 Director Stock Option Plan authorized the granting of stock options for up to 250,000 shares to non-employee directors. All options granted under this plan are fully vested and have a term of ten years.

Under the Company’s 1999 Equity Incentive Plan, the Company may grant various long-term incentive awards, including stock options and restricted stock awards, for up to 3,000,000 shares of common stock. Stock options granted under the 1999 Equity Incentive Plan have a term of ten years and generally vest over periods ranging from three to four years.

A summary of the status of the Company’s options is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2001	2,403,752	$6.87
Options granted	888,000	2.75
Options exercised	(232,211)	1.77
Options canceled	(1,202,590)	7.68

Outstanding at March 31, 2002	1,856,951	5.01
Options granted	367,287	2.19
Options canceled	(362,325)	6.28

Outstanding at March 31, 2003	1,861,913	4.21
Options granted	258,600	4.13
Options exercised	(92,944)	3.41
Options canceled	(131,599)	6.49

Outstanding at March 31, 2004	1,895,970	$4.08

Available for grants in future periods at March 31, 2004	1,735,725

On April 22, 2003, the Compensation Committee of the Company awarded 200,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan. The restricted stock awards vest as follows: 50% immediately upon grant, 25% on April 22, 2004, and 25% on April 22, 2005. The market value of the restricted stock was $1.93 per share. Through March 31, 2004, the Company has recorded approximately $281,000 of stock compensation charges related to this grant of restricted shares. The remaining deferred compensation balance as of March 31, 2004 of $105,000 will be recognized as compensation expense ratably over the remaining vesting term.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding under the plans as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.34 to $2.53	805,953	8.08 years	$2.27	497,621	$2.34
$2.55 to $3.15	462,914	7.50 years	2.83	281,254	2.84
$3.63 to $8.75	481,653	6.19 years	5.60	380,987	5.66
$8.81 to $17.50	145,450	5.57 years	13.02	145,450	13.02

	1,895,970	7.27 years	$4.08	1,305,312	$4.61

There were 1,062,999 and 686,262 exercisable options at March 31, 2003 and 2002, respectively, and the weighted-average exercise price of those options was $4.95 and $6.63, respectively.

9. Geographic Information

The Company is engaged in one line of business: the design, development, marketing and distribution of systems that allow control of electronic equipment and the distribution of information from the Internet to these devices. International sales which include export sales and sales from foreign operations account for a significant portion of the Company’s revenues. Domestic sales represented approximately $56.3 million, $55.4 million, and $62.6 million, or 66%, 67%, and 71% of the Company’s total sales during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Sales outside of the United States, consisting of products sold primarily in Europe, Canada, Mexico, Asia, and Australia, represented approximately $29.6 million, $27.2 million, and $25.0 million, or 34%, 33%, and 29% of the Company’s total sales during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Approximately 11%, 10%, and 10% of net sales for the years ended March 31, 2004, 2003 and 2002, respectively, were from the Company’s international locations. Approximately 12%, 14%, and 12% of identifiable assets for the years ended March 31, 2004, 2003 and 2002, respectively, were located outside of the U.S., primarily in the United Kingdom. U.S. export sales totaled $20.3 million, $19.4 million, and $16.5 million for the years ended March 31, 2004, 2003 and 2002, respectively.

Export sales from the Company’s U.S. operations to unaffiliated customers were as follows for the fiscal year ended March 31 (in thousands):

	2004	2003	2002
Europe	$7,535	$6,970	$6,342
Asia and the Pacific Rim	7,747	6,619	5,267
Canada and Latin America	2,800	4,144	3,750
Middle East and Africa	2,253	1,621	1,187

	$20,335	$19,354	$16,546

10. Related Party Transactions

A close relative of an executive officer of the Company owns one of the Company’s international distributors. During fiscal 2004, the Company recorded revenue of approximately $1.2 million from this distributor, and had an accounts receivable balance from this distributor of approximately $0.5 million as of March 31, 2004, a portion of which is secured by a letter of credit. The terms and conditions extended to this distributor are comparable to the terms and conditions extended to other similar international distributors.

AMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Unaudited Quarterly Financial Data

The following table sets forth unaudited quarterly data for the eight quarters ended March 31, 2004 (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2002	Sept 30, 2002	Dec 31, 2002	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003	March 31, 2004

Net sales	$20,195	$22,226	$20,268	$19,922	$19,322	$22,282	$21,375	$22,964

Gross profit	10,226	11,397	10,115	10,402	10,362	11,918	11,357	12,574

Operating income	682	1,572	486	1,084	898	1,754	1,277	1,749

Net income	490	1,318	385	923	932	1,675	1,440	2,075

Basic income per share	$0.04	$0.12	$0.03	$0.08	$0.08	$0.15	$0.13	$0.18

Diluted income per share	$0.04	$0.12	$0.03	$0.08	$0.08	$0.14	$0.12	$0.16

Schedule II

AMX Corporation

VALUATION AND QUALIFYING ACCOUNTS

Years ended March 31, 2002, 2003 and 2004

(in thousands)

	Balance at beginning of period	Additions	Deductions, Recoveries & Other	Balance at end of period
Allowance for Doubtful Accounts:
Fiscal 2002	$363	$735	$32	$1,130
Fiscal 2003	$1,130	$649	$(796)	$983
Fiscal 2004	$983	$436	$(707)	$712
Inventory Reserve:
Fiscal 2002	$3,098	$3,084	$(2,171)	$4,011
Fiscal 2003	$4,011	$820	$(2,043)	$2,788
Fiscal 2004	$2,788	$324	$(1,090)	$2,022
Tax Valuation Allowance:
Fiscal 2002	$3,871	$4,211	$(474)	$7,608
Fiscal 2003	$7,608	$—	$(1,090)	$6,518
Fiscal 2004	$6,518	$—	$(2,019)	$4,499