Form 10-Q
period 2004-06-30
AMX CORP /TX/
filed 2004-08-12
CIK 944248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 Par Value	11,869,958
(Title of Each Class)	(Number of Shares Outstanding at July 31, 2004)

AMX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Note 1)
	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,082,355	$9,382,193
Receivables, less allowance for doubtful accounts of $726,000 at June 30, 2004 and $712,000 at March 31, 2004	13,062,531	11,191,289
Inventories	7,098,931	7,328,173
Prepaid expenses	1,476,995	933,349
Other current assets	277,683	149,868

Total current assets	33,998,495	28,984,872
Furniture and equipment, at cost, net	6,553,915	6,995,467
Deposits and other	910,244	944,901

Total assets	$41,462,654	$36,925,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,162,844	$4,869,085
Accrued compensation	1,856,604	2,466,911
Other accrued expenses	4,072,049	3,279,898

Total current liabilities	11,091,497	10,615,894
Other long-term liabilities	286,791	268,087
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued shares – none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000
Issued shares — 12,333,453 at June 30, 2004 and 12,093,839 at March 31, 2004	123,334	120,938
Additional capital	27,392,762	25,370,893
Deferred compensation	(1,778,716)	(104,541)
Retained earnings	8,815,270	5,122,253
Less treasury stock (496,476 shares at June 30, 2004 and March 31, 2004)	(4,468,284)	(4,468,284)

Total shareholders’ equity	30,084,366	26,041,259

Total liabilities and shareholders’ equity	$41,462,654	$36,925,240

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended June 30,
	2004	2003
Commercial system sales	$21,281,615	$16,691,374
Residential system sales	4,287,010	2,631,055

Net sales	25,568,625	19,322,429
Cost of sales	11,245,010	8,960,817

Gross profit	14,323,615	10,361,612
Selling and marketing expenses	5,968,783	5,099,554
Research and development expenses	2,544,262	2,550,139
General and administrative expenses	1,916,840	1,814,220

Total operating expenses	10,429,885	9,463,913

Operating income	3,893,730	897,699
Interest expense	(10,424)	(42,973)
Other income (expense), net	(15,284)	88,817

Income before income taxes	3,868,022	943,543
Income tax expense	175,005	11,982

Net income	$3,693,017	$931,561

Basic net income per share	$0.32	$0.08

Diluted net income per share	$0.29	$0.08

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended June 30,
	2004	2003
Operating Activities
Net income	$3,693,017	$931,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	771,773	663,276
Stock based compensation charge	178,515	209,083
Amortization	36,567	—
Provision for losses on receivables	58,900	131,719
Provision for inventory obsolescence	34,542	130,023
Changes in operating assets and liabilities:
Receivables	(1,930,142)	66,392
Inventories	194,700	(471,914)
Prepaid expenses and other assets	(673,371)	(157,074)
Accounts payable	293,759	1,387,295
Accrued expenses	41,814	(126,969)
Income taxes	158,734	(113,859)

Net cash provided by operating activities	2,858,808	2,649,533
Investing Activities
Purchase of property and equipment	(330,221)	(441,192)

Net cash used in investing activities	(330,221)	(441,192)
Financing Activities
Sales of common stock–net proceeds, and exercises of stock options	171,575	—
Decrease in line of credit	—	(750,000)
Repayments of long-term debt	—	(255,363)

Net cash provided by (used in) financing activities	171,575	(1,005,363)

Net increase in cash and cash equivalents	2,700,162	1,202,978
Cash and cash equivalents at beginning of period	9,382,193	4,960,700

Cash and cash equivalents at end of period	$12,082,355	$6,163,678

See accompanying notes.

AMX CORPORATION

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the AMX Corporation (“AMX” or the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2004, are unaudited (except for the March 31, 2004 consolidated balance sheet, which was derived from the Company’s audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2005.

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

The following table sets forth the computation of basic and diluted net income per share for the quarters ended June 30, 2004 and 2003, and illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	(Unaudited)
	Three Months Ended June 30,
	2004	2003
Numerator:
Net income as reported	$3,693,017	$931,561
Add: Total stock-based compensation expense included in reported net income	178,515	209,083
Deduct: Total stock-based compensation determined under fair value method for all awards	(472,504)	(518,925)

Net income – pro forma	$3,399,028	$621,719

Denominator:
Denominator for basic net income per share – Weighted-average shares outstanding	11,557,974	11,279,781
Effect of dilutive securities:
Employee stock options and restricted stock	1,262,023	39,443

Denominator for diluted net income per share	12,819,997	11,319,224

Basic net income per share – as reported	$0.32	$0.08

Diluted net income per share – as reported	$0.29	$0.08

Basic net income per share – pro forma	$0.29	$0.06

Diluted net income per share – pro forma	$0.27	$0.05

Of the total stock options outstanding, 138,584 and 1,546,032 shares were excluded from the computation of diluted income per share for the quarters ended June 30, 2004 and 2003, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

3.	Inventories

The components of inventories are as follows:

	(Unaudited)
	June 30, 2004	March 31, 2004
Raw materials	$1,022,787	$1,334,743
Work in progress	130,328	479,557
Finished goods	5,945,816	5,513,873

Total	$7,098,931	$7,328,173

4.	Line of Credit

The Company has a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provides for borrowings of up to $10 million subject to borrowing base limitations. As of June 30, 2004, there were no outstanding borrowings under the revolving line of credit. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the Company’s wholly-owned U.K. subsidiary. Available future borrowings under the facility’s borrowing base limits amounted to $10 million as of June 30, 2004. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of June 30, 2004.

5.	Income Taxes

During fiscal years 2001 and 2002, the Company recorded valuation allowances against its deferred tax assets, the effect of which was to fully reserve for the Company’s deferred tax assets as of the second fiscal quarter of 2002. Accordingly, the Company does not currently record a significant tax provision or benefit on its U.S. operations. As the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The tax provision of approximately $175,000 recorded for the quarter represents federal alternative minimum taxes, state taxes, and foreign taxes on the Company’s U.K. subsidiary.

6.	Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for the Company’s products. As of June 30, 2004, the Company has outstanding purchase commitments of approximately $16.8 million, compared with $16.4 million as of March 31, 2004. The Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has a reserve of approximately $135,000 for such anticipated restocking charges.

7.	Restricted Stock Awards

On April 22, 2003, the Compensation Committee of the Board of Directors of the Company awarded 200,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan (the “2003 Award”). The 2003 Award vested as follows: 50% on the date of grant, 25% on April 22, 2004, and 25% on April 22, 2005. The market value of the 2003 Award was $1.93 per share. On April 1, 2004, the Compensation Committee of the Board of Directors of the Company awarded an additional 199,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan (the “2004 Award”). The 2004 Award vests 100% on April 1, 2007. The market value of the restricted stock was $9.31 per share. The deferred compensation for each of the restricted stock awards is being recognized as compensation expense ratably over the vesting term of each award. As a result of the restricted stock awards, the Company recognized stock compensation charges of approximately $179,000 and $209,000 in the quarters ended June 30, 2004 and 2003, respectively.

8.	Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

9.	Related Party Transactions

A close relative of an executive officer of the Company owns one of the Company’s international distributors. During the quarter ended June 30, 2004, the Company recorded revenue of approximately $0.7 million from this distributor, and had an accounts receivable balance from this distributor of approximately $0.7 million as of June 30, 2004, a portion of which is secured by a letter of credit. The terms and conditions extended to this distributor are comparable to the terms and conditions extended to other similar international distributors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the AMX Corporation (“AMX” or the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular period are not necessarily indicative of results of operations for a full year or future results.

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

Company Overview

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

Executive Summary

The Company continues to implement its business strategy as more fully documented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. New products, defined as products introduced in the past two years, have enhanced the Company’s market penetration and contributed to the 32% quarter over quarter growth in sales. New products accounted for over 60% of the sales revenue for the quarter. At the InfoComm tradeshow in June 2004, the Company introduced several additional new products that are expected to begin shipping in September 2004. The Company also expects to continue these new product introductions at the Cedia tradeshow in September 2004.

In addition to some improving global economic conditions, the Company is continuing to recapture market share utilizing the strength of the Company’s new and improved product portfolio, and by targeting key accounts with focused sales efforts. In addition to its traditional markets, the Company’s new products have allowed the Company to expand its markets to continue to generate top-line growth.

Net sales of $25.6 million for the quarter, combined with gross profit margins of 56% and carefully managed expenses, enabled the Company to report net income of $3.7 million, or $0.29 per diluted share, for the quarter, compared to net income of $0.9 million, or $0.08 per diluted share, on net sales of $19.3 million in the year ago quarter. Although management believes that the Company is positioned for additional sales revenue and earnings growth, the Company continues to operate with limited backlog and has limited insight into future orders. Therefore, we cannot assure you that the Company can sustain the current revenue growth.

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

The Company believes there have been no significant changes to the items disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations that was included in the Annual Report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations

The following table contains the Company’s consolidated statements of operations for the three-month periods ended June 30, 2004 and 2003:

(In thousands, except for per share amounts)

	Three Months Ended June 30 (Unaudited)
	2004	Percent of Sales	2003	Percent of Sales
Commercial sales	$21,282	83%	$16,692	86%
Residential sales	4,287	17%	2,631	14%

Net sales	25,569	100%	19,323	100%
Cost of sales	11,245	44%	8,961	46%

Gross profit	14,324	56%	10,362	54%

Selling and marketing expenses	5,969	23%	5,100	26%
Research and development expenses	2,544	10%	2,550	13%
General and administrative expenses	1,917	7%	1,814	9%

Total operating expenses	10,430	41%	9,464	49%

Operating income	3,894	15%	898	5%
Interest expense	(10)	0%	(43)	0%
Other income, net	(16)	0%	89	0%

Income before income taxes	3,868	15%	944	5%
Income tax provision	175	1%	12	0%

Net income	$3,693	14%	$932	5%

Basic income per share	$0.32		$0.08

Diluted income per share	$0.29		$0.08

Shares outstanding - basic	11,558		11,280

Shares outstanding - diluted	12,820		11,319

Three Months Ended June 30, 2004 Results Compared to Three Months Ended June 30, 2003

Sales. The Company recorded sales during the quarters ended June 30, 2004 and 2003 as follows:

Market	June 30, 2004	June 30, 2003	Change
Commercial:
Domestic	$11,592,046	$10,805,805	7%
International	9,689,569	5,885,569	65%

Total Commercial	21,281,615	16,691,374	28%

Residential	4,287,010	2,631,055	63%

Total Sales	$25,568,625	$19,322,429	32%

Total sales increased 32% over the year ago quarter. Total commercial sales increased 28%, consisting of a 65% increase in international commercial sales, and a 7% increase in domestic commercial sales. The products introduced over the past 24 months, and the sales initiatives designed to increase the market awareness of such products, have contributed to the sales growth, particularly in the international channel. The current product portfolio has enabled the Company to secure a number of significant projects in the international sector, contributing to the sales growth. The new products and sales initiatives have also contributed to the domestic commercial growth, although we believe that the lag in the domestic economy has limited the domestic growth. The Company continues to modify its sales structure and develop sales initiatives designed to target end users in order to expand on the domestic commercial growth. Residential sales increased 63% over the year ago quarter, reflecting the benefits of the Company’s new portfolio of products and solutions.

Gross Profit Margins. Gross profit margins of 56.0% for the quarter ended June 30, 2004 were up from margins of 53.6% for the year ago quarter. The cost of new products has declined over the year ago quarter as such products were moved to more efficient, full outsourced production at turnkey manufacturers. In addition, a portion of the cost of sales represents fixed costs. Therefore, the higher sales levels produce higher profit margins. In the coming quarters, the Company may leverage the high margins by issuing discounts to drive further revenue growth.

Selling and Marketing Expense. Selling and marketing expenses increased to $6.0 million and represented 23% of net sales for the quarter ended June 30, 2004, compared to $5.1 million, or 26% of net sales, for the year ago quarter. The increase in selling and marketing expenses is a result of the continued investments in sales and marketing programs that promote the Company’s recent product introductions and solutions.

Research and Development Expense. Research and development expenses remained relatively flat quarter over quarter. The Company is continuing its strategic product development efforts and expects to continue to expand its portfolio of innovative products and solutions. However, the Company is also continuing to manage overall costs while investing in sales and marketing initiatives to expand the market coverage of its existing products.

General and Administrative Expense. General and administrative expenses were $1.9 million or 7% of net sales for the quarter ended June 30, 2004, compared to $1.8 million, or 9% of net sales, for the year ago quarter. This increase is primarily as a result of increased professional services costs and other general administrative spending.

Interest Expense and Other Income. Interest expense was approximately $10,000 for the quarter ended June 30, 2004, versus $43,000 for the year ago quarter. The Company paid its outstanding bank debt in full prior to the end of fiscal 2004, reducing interest costs for the quarter ended June 30, 2004. The interest expense of $10,000 primarily represents fees on the Company’s unused line of credit. Other expense was approximately $15,000 compared to other income of $89,000 in the year ago quarter. This change is primarily related to current year foreign exchange losses associated with exchange rate fluctuations between the U.S. dollar and the British pound, while the Company recorded foreign exchange gains in the year ago quarter. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

Income Tax Expense. The Company’s effective tax rate was approximately 4.5% for the quarter ended June 30, 2004 versus 1% for the year ago quarter. The tax provision of approximately $175,000 recorded for the quarter principally represents foreign taxes on the Company’s U.K. subsidiary and estimated alternative minimum taxes. The Company does not currently record a normal tax provision on its U.S. operations because the Company has a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs normal domestic tax expense, an offsetting decrease is recorded to the valuation allowance. The increase in the effective tax rate over the year ago quarter is related to increased alternative minimum taxes. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

Net Income. For the reasons described above, the Company generated net income of $3.7 million or $0.29 per diluted share for the quarter ended June 30, 2004 compared to net income of $0.9 million or $0.08 per diluted share for the quarter ended June 30, 2003.

Liquidity and Capital Resources

In the three months ended June 30, 2004, the Company generated $2.9 million of cash from operations, including net income of $3.7 million. Other significant components of operating cash flows included non-cash related items of $1.1 million, a decrease in inventory of $0.2 million, and an increase of payables and other accrued liabilities of $0.5 million, offset by an increase in accounts receivable of $1.9 million due to heavy sales in the latter part of the quarter, and an increase in other current assets of $0.7 million. In the three months ended June 30, 2003, the Company generated $2.6 million of cash from operations, including net income of $0.9 million. Other significant components of operating cash flows included non-cash related items of $1.1 million, and an increase of payables of $1.4 million, offset by an increase in inventory of $0.5 million, an increase in other current assets of $0.1 million, and a decline in accrued liabilities of $0.2 million. Days sales outstanding were 46 and 45 days as of June 30, 2004 and 2003, respectively, while inventory turns were 6.3 and 4.7 for the same periods. The increase in inventory turns is related to continued improvements in inventory management and migration to outsourced manufacturing. The Company expects to build inventory to accommodate anticipated demand for new products, which may decrease inventory turns from the current levels for the remainder of the year. Capital expenditures for the three months ended June 30, 2004 were $0.3 million as compared to $0.4 million in the year ago quarter.

The Company has a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provides for borrowings of up to $10 million subject to borrowing base limitations. As of June 30, 2004, there were no outstanding borrowings under the revolving line of credit. The line of credit provides for interest at varying rates based on the Company’s choice of the prime lending rate or the London Inter-Bank Offered Rate. The line of credit is collateralized by receivables, inventory, intellectual property, and the net assets of the wholly-owned U.K. subsidiary. Available future borrowings under the facility’s borrowing base limits amounted to $10 million as of June 30, 2004. This revolving line of credit expires on September 29, 2004. The Company anticipates that the revolving line of credit will be renewed upon maturity with similar terms and conditions. The line of credit contains various restrictive and financial covenants. The Company is in compliance with each of these covenants as of June 30, 2004.

The Company believes that cash flow from operations, existing cash balances, and the funding available under existing and future credit facilities will be adequate to fund working capital and capital expenditure requirements at least through fiscal 2006.

Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2004 until June 30, 2004, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 18, 2004 (file no. 0-26924).

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMX CORPORATION

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

* 10.1	Second Amendment to Letter Loan Agreement

* 31.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 32.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b.	Reports on Form 8-K

Current report on Form 8-K dated as of July 29, 2004, and filed on July 29, 2004, regarding the Registrant’s press release for the first quarter ended June 30, 2004.

AMX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

Date: August 12, 2004	By:	/s/ C. CHRIS APPLE
C. Chris Apple Vice President and Chief Financial Officer