Form 10-Q
period 2004-09-30
AMX CORP /TX/
filed 2004-11-15
CIK 944248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 Par Value	12,046,962
(Title of Each Class)	(Number of Shares Outstanding at October 31, 2004)

AMX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2004	(Note 1) March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,734,787	$9,382,193
Receivables, less allowance for doubtful accounts of $636,000 at September 30, 2004 and $712,000 at March 31, 2004	14,330,548	11,191,289
Inventories	7,734,745	7,328,173
Prepaid expenses	1,456,482	933,349
Other current assets	259,770	149,868

Total current assets	41,516,332	28,984,872

Furniture and equipment, at cost, net	6,322,720	6,995,467
Deposits and other	900,648	944,901

Total assets	$48,739,700	$36,925,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,984,853	$4,869,085
Accrued compensation	2,086,453	2,466,911
Accrued customer incentives	808,639	711,535
Other accrued expenses	3,756,990	2,568,363

Total current liabilities	12,636,935	10,615,894

Other long-term liabilities	305,494	268,087

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000 Issued shares – none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000 Issued shares — 12,539,343 at September 30, 2004 and 12,093,839 at March 31, 2004	125,393	120,938
Additional capital	28,533,608	25,370,893
Deferred compensation	(1,600,200)	(104,541)
Retained earnings	13,206,754	5,122,253
Less treasury stock (496,476 shares at September 30, 2004 and March 31, 2004)	(4,468,284)	(4,468,284)

Total shareholders’ equity	35,797,271	26,041,259

Total liabilities and shareholders’ equity	$48,739,700	$36,925,240

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,
	2004	2003	2004	2003
Commercial system sales	$22,981,765	$19,646,545	$44,263,379	$36,337,919
Residential system sales	4,189,003	2,634,995	8,476,012	5,266,050

Total sales	27,170,768	22,281,540	52,739,391	41,603,969
Cost of sales	11,625,333	10,363,285	22,870,343	19,324,103

Gross profit	15,545,435	11,918,255	29,869,048	22,279,866

Selling and marketing expenses	6,480,154	5,651,398	12,448,937	10,750,952
Research and development expenses	2,631,497	2,760,426	5,175,760	5,310,565
General and administrative expenses	1,896,936	1,752,422	3,813,776	3,566,641

Total operating expenses	11,008,587	10,164,246	21,438,473	19,628,158

Operating income	4,536,848	1,754,009	8,430,575	2,651,708

Interest expense	(6,316)	(28,992)	(16,740)	(71,965)
Other income (expense), net	92,835	33,410	77,551	122,227

Income before income taxes	4,623,367	1,758,427	8,491,386	2,701,970
Income tax expense	231,884	83,318	406,885	95,300

Net income	$4,391,483	$1,675,109	$8,084,501	$2,606,670

Basic income per share	$0.38	$0.15	$0.69	$0.23

Diluted income per share	$0.33	$0.14	$0.62	$0.22

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended September 30,
	2004	2003
Operating Activities
Net income	$8,084,501	$2,606,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,563,044	1,320,911
Amortization	73,134	—
Stock based compensation charge	357,031	233,208
Provision for losses on receivables	30,674	213,297
Provision for inventory obsolescence	538	201,783
Gain on sale of assets	—	(9,607)
Changes in operating assets and liabilities:
Receivables	(3,169,933)	(23,009)
Inventories	(407,110)	(369,211)
Prepaid expenses and other assets	(661,915)	(814,459)
Accounts payable	1,115,766	836,823
Accrued expenses and other	942,680	759,480

Net cash provided by operating activities	7,928,410	4,955,886

Investing Activities
Purchase of property and equipment	(890,297)	(1,078,471)
Proceeds from the sale of assets	—	9,607

Net cash used in investing activities	(890,297)	(1,068,864)

Financing Activities
Sale of common stock – net proceeds, and exercises of stock options	1,314,481	154,907
Decrease in line of credit	—	(1,100,000)
Repayments of long-term debt	—	(510,726)

Net cash provided by (used in) financing activities	1,314,481	(1,455,819)

Net increase in cash and cash equivalents	8,352,594	2,431,203
Cash and cash equivalents at beginning of period	9,382,193	4,960,700

Cash and cash equivalents at end of period	$17,734,787	$7,391,903

See accompanying notes.

AMX CORPORATION

Notes to Consolidated Financial Statements

1.	Basis of Presentation

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

Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2005.

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

The following table sets forth the computation of basic and diluted net income per share for the quarter and six months ended September 30, 2004 and 2003, and illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income as reported	$4,391,483	$1,675,109	$8,084,501	$2,606,670
Add: Total stock-based compensation expense included in reported net income	178,516	24,125	357,031	233,208
Deduct: Total stock-based compensation determined under fair value method for all awards	(378,153)	(579,797)	(857,452)	(1,098,659)

Net income – pro forma	$4,191,846	$1,119,437	$7,584,080	$1,741,219

Denominator:
Denominator for basic earnings per share: Weighted-average shares outstanding	11,709,381	11,354,311	11,634,091	11,317,250
Effect of dilutive securities:
Employee stock options and restricted stock	1,438,269	748,207	1,372,236	452,613

Denominator for diluted earnings per share	13,147,650	12,102,518	13,006,327	11,769,863

Basic income per share – as reported	$0.38	$0.15	$0.69	$0.23

Diluted income per share – as reported	$0.33	$0.14	$0.62	$0.22

Basic income per share – pro forma	$0.36	$0.10	$0.65	$0.15

Diluted income per share – pro forma	$0.32	$0.09	$0.58	$0.15

Of the total stock options outstanding, 28,256 and 450,439 shares were excluded from the computation of diluted income per share for the quarters ended September 30, 2004 and 2003, respectively, and 144,587 and 592,969 shares were excluded from the computation of diluted income per share for the six months ended September 30, 2004 and 2003, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive.

3.	Inventories

The components of inventories are as follows:

	(Unaudited) September 30, 2004	March 31, 2004
Raw materials	$1,402,941	$1,334,743
Work in progress	223,103	479,557
Finished goods	6,108,701	5,513,873

Total	$7,734,745	$7,328,173

4.	Line of Credit

Prior to September 29, 2004, the Company maintained a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provided for borrowings of up to $10 million subject to borrowing base limitations. Existing cash balances, which amounted to $17.7 million as of September 30, 2004, and future operating cash flows are expected to be adequate to fund operating requirements for at least the next eighteen months. Therefore, the Company elected to allow the line of credit to lapse according to its terms without renewal. The Company anticipates being able to negotiate a new line of credit with terms that are similar to the recently expired line of credit should such financing become necessary.

5.	Income Taxes

During fiscal years 2001 and 2002, the Company recorded valuation allowances against its net deferred tax assets, the effect of which was to fully reserve for the Company’s net deferred tax assets as of the second fiscal quarter of 2002. Accordingly, the Company does not currently record a significant tax provision or benefit on its U.S. operations. As the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance. The Company assesses the realizability of its deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results. The tax provision of $406,885 recorded for the six months ended September 30, 2004 primarily represents federal alternative minimum taxes, state taxes, and foreign taxes on the Company’s U.K. subsidiary.

6.	Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for the Company’s products. As of September 30, 2004, the Company has outstanding purchase commitments of approximately $22.3 million, compared with $16.4 million as of March 31, 2004. The Company has entered into certain purchase agreements relating to inventory items that are currently classified by the Company as either slow moving or obsolete inventory. The Company anticipates incurring cancellation or restocking charges associated with these purchase agreements and has a reserve of approximately $92,000 for such anticipated restocking charges.

7.	Restricted Stock Awards

On April 22, 2003, the Compensation Committee of the Board of Directors of the Company awarded 200,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan (the “2003 Award”). The 2003 Award vested as follows: 50% on the date of grant, 25% on April 22, 2004, and 25% on April 22, 2005. The market value of the 2003 Award was $1.93 per share. On April 1, 2004, the Compensation Committee of the Board of Directors of the Company awarded an additional 199,000 shares of restricted stock to key officers pursuant to the 1999 Equity Incentive Plan (the “2004 Award”). The 2004 Award vests 100% on April 1, 2007. The market value of the 2004 Award was $9.31 per share. The deferred compensation for each of the restricted stock awards is being recognized as compensation expense ratably over the vesting term of each award. As a result of the restricted stock awards, the Company recognized stock compensation charges of approximately $357,000 and $233,000 in the six months ended September 30, 2004 and 2003, respectively.

8.	Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

The Company provides limited warranties for defects in material and workmanship of its products from the date of purchase for periods ranging from ninety days to three years. The Company records warranty liabilities at the time of sale for estimated costs that are expected to be incurred for warranty claims under the basic limited warranty. Such estimates are based upon the historical relationship of units repaired under warranty as a percentage of total units sold, the average cost of a warranty repair, and any other relevant considerations.

The changes in the warranty accrual for the six months ended September 30, 2004 are as follows:

Warranty accrual at March 31, 2004	$184,000
Warranty expense	190,351
Costs incurred for warranty repairs	(122,394)

Warranty accrual at September 30, 2004	$251,957

9.	Related Party Transactions

A close relative of an executive officer of the Company owns one of the Company’s international distributors. During the six months ended September 30, 2004, the Company recorded revenue of approximately $1.0 million from this distributor, and had an accounts receivable balance from this distributor of approximately $0.3 million as of September 30, 2004, a portion of which is secured by a letter of credit. The terms and conditions extended to this distributor are comparable to the terms and conditions extended to other similar international distributors.

10.	Recent Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, Share-Based Payment. The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement also requires the tax benefits associated with these share based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted. The Statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

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

Executive Summary

The Company is continuing to execute its business strategy as more fully documented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Total revenue for the quarter grew 22% over the year ago quarter, and total revenue for the six-months ended September 30, 2004 grew 27% over the applicable period of the prior year. New products, defined as products introduced in the past two years, continue to enhance the Company’s market penetration and contribute to the sales growth. New products accounted for over 60% of the sales revenue for both the quarter and year to date periods ended September 30, 2004.

In addition to benefits from improved global economic conditions, the Company is continuing to recapture market share utilizing the strength of the Company’s new and improved product portfolio, and by targeting key accounts with focused sales efforts. To generate future revenue growth, the Company expects to continue to develop products and solutions that will allow the Company to expand its presence in its current vertical markets, and potentially expand into additional vertical markets.

Net sales of $27.2 million for the quarter, combined with gross profit margins of 57% and carefully managed expenses, enabled the Company to report net income of $4.4 million, or $0.33 per diluted share, for the quarter, compared to net income of $1.7 million, or $0.14 per diluted share, on net sales of $22.3 million in the year ago quarter. Although management believes that the Company is positioned for additional sales revenue and earnings growth, the Company continues to operate with limited backlog and has limited insight into future orders. Therefore, we cannot assure you that the Company can sustain the current revenue growth.

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

Warranty. The Company provides limited warranties for defects in material and workmanship of its products from the date of purchase for periods ranging from ninety days to three years. The Company records warranty liabilities at the time of sale for estimated costs that are expected to be incurred for warranty claims under the basic limited warranty. Such estimates are based upon the historical relationship of units repaired under warranty as a percentage of total units sold, the average cost of a warranty repair, and any other relevant considerations.

Customer Incentive Program. At the Company’s discretion, incentive awards are offered to the Company’s dealers on an annual basis. Such incentives primarily take the form of coupons that can be used to purchase additional equipment in the following year. The Company estimates the total awards that will be granted at the end of each program year and accrues for such costs throughout the year. The estimates are based upon the number of incentives the Company expects to grant, the cost of the related equipment, expected coupon redemption rates, and other relevant factors. The cost of this award program is included in sales and marketing expenses.

Other Significant Accounting Policies. The Company believes there have been no significant changes to the items disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations that was included in the Annual Report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations

The following table contains the Company’s consolidated statements of operations for the three and six-month periods ended September 30, 2004 and 2003 (in thousands, except for per share amounts):

	Three Months Ended September 30 (Unaudited)		Six Months Ended September 30 (Unaudited)
	2004	2003	2004	2003
Commercial sales	$22,982	$19,647	$44,263	$36,338
Residential sales	4,189	2,635	8,476	5,266

Net sales	27,171	22,282	52,739	41,604

Cost of sales	11,625	10,364	22,870	19,324

Gross profit	15,546	11,918	29,869	22,280

Gross profit percentage	57.2%	53.5%	56.6%	53.6%

Selling and marketing expenses	6,480	5,651	12,449	10,751
Research and development expenses	2,632	2,761	5,176	5,310
General and administrative expenses	1,897	1,752	3,814	3,567

Total operating expenses	11,009	10,164	21,439	19,628

Operating income	4,537	1,754	8,430	2,652

Interest expense	(6)	(29)	(17)	(72)
Other income (expense), net	92	33	78	122

Income before income taxes	4,623	1,758	8,491	2,702

Income tax expense	232	83	407	95

Net income	$4,391	$1,675	$8,084	$2,607

Basic income per share	$0.38	$0.15	$0.69	$0.23

Diluted income per share	$0.33	$0.14	$0.62	$0.22

Shares outstanding - basic	11,709	11,354	11,634	11,317

Shares outstanding - diluted	13,148	12,103	13,006	11,770

Three Months Ended September 30, 2004 Results Compared to Three Months Ended September 30, 2003

Sales. The Company recorded sales into the commercial and residential channels during the quarters ended September 30, 2004 and 2003 as follows:

Market	September 30, 2004	September 30, 2003	Change
Commercial:
Domestic	$13,355,368	$12,285,753	9%
International	9,626,397	7,360,792	31%

Total Commercial	22,981,765	19,646,545	17%

Residential	4,189,003	2,634,995	59%

Total Sales	$27,170,768	$22,281,540	22%

Total sales increased 22% over the year ago quarter and is generally related to increases in volume as the Company has not made any significant adjustments to its pricing. Total commercial sales increased 17%, consisting of a 31% increase in international commercial sales, and a 9% increase in domestic commercial sales. The products introduced over the past two years, and the sales initiatives designed to increase the market awareness of such products, have contributed to the sales growth, particularly in the international channel. The new products and sales initiatives have also contributed to the domestic commercial growth, although we believe that the lag in the domestic economy has limited the domestic growth. The Company continues to modify its sales structure and develop sales initiatives designed to target end users in order to expand on the domestic commercial growth. Residential sales increased 59% over the year ago quarter, also reflecting the benefits of the Company’s new portfolio of products and solutions and incremental sales initiatives.

Gross Profit Margins. Gross profit margins of 57.2% for the quarter ended September 30, 2004 were up from margins of 53.5% for the year ago quarter. A portion of cost of sales represents fixed costs. Therefore, higher sales levels produce higher profit margins. The Company estimates that the impact of higher revenues accounts for approximately 75% of the margin improvements over the year ago quarter. In addition, product costs have declined over the year ago quarter as many of our newer products have moved to more efficient, full outsourced production at turnkey manufacturers. Such cost efficiencies account for a majority of the remaining margin improvements over the year ago quarter. In the coming quarters, the Company may leverage these margins by issuing discounts to drive further revenue growth.

Selling and Marketing Expense. Selling and marketing expenses increased to $6.5 million and represented 24% of net sales for the quarter ended September 30, 2004, compared to $5.7 million, or 25% of net sales, for the year ago quarter. The increase in selling and marketing expenses primarily relate to additional sales compensation as a result of the increased revenue, representing approximately 63% of the increase in selling and marketing costs. The remaining increase in selling and marketing costs primarily relates to continued investments in sales and marketing programs that promote the Company’s recent product introductions and solutions.

Research and Development Expense. Research and development expenses declined slightly to $2.6 million compared to $2.8 million in the year ago quarter. The Company is continuing its strategic product development efforts while carefully managing spending. The Company has identified additional research and development programs that may increase spending in the latter half of the year.

General and Administrative Expense. General and administrative expenses were $1.9 million or 7% of net sales for the quarter ended September 30, 2004, compared to $1.8 million, or 8% of net sales, for the year ago quarter. The Company has been able to control general and administrative spending while increasing revenue. The Company believes that some incremental general and administrative spending may occur in the latter half of the year as the costs of Sarbanes-Oxley and other legislative compliance matters continue to increase for public companies.

Interest Expense and Other Income. Interest expense was approximately $6,000 for the quarter ended September 30, 2004, versus $29,000 for the year ago quarter. The Company paid its outstanding bank debt in full prior to the end of fiscal 2004. The interest expense of $6,000 primarily represents fees on the Company’s unused line of credit, which the Company allowed to lapse on September 29, 2004. Other income was approximately $92,000 compared to other income of $33,000 in the year ago quarter. This increase is primarily related to income received for customer finance charges and additional interest income on invested cash balances.

Income Tax Expense. The Company’s effective tax rate was approximately 5.0% for the quarter ended September 30, 2004 versus 4.7% for the year ago quarter. The tax provision of $232,000 recorded for the quarter principally represents foreign taxes on the Company’s U.K. subsidiary, state taxes and estimated alternative minimum taxes. The Company does not currently record a normal tax provision on its U.S. operations because the Company has a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs normal domestic tax expense, an offsetting decrease is recorded to the valuation allowance. The Company assesses the realizability of its net deferred tax assets on an ongoing basis and will eliminate the valuation allowance when warranted based on sustained profitable operating results.

Net Income. For the reasons described above, the Company generated net income of $4.4 million or $0.33 per diluted share for the quarter ended September 30, 2004 compared to net income of $1.7 million or $0.14 per diluted share for the quarter ended September 30, 2003.

Six Months Ended September 30, 2004 Results Compared to Six Months Ended September 30, 2003

Sales. The Company recorded sales into the commercial and residential channels during the six months ended September 30, 2004 and 2003 as follows:

Market	September 30, 2004	September 30, 2003	Change
Commercial:
Domestic	$24,947,659	$23,091,557	8%
International	19,315,720	13,246,362	46%

Total Commercial	44,263,379	36,337,919	22%

Residential	8,476,012	5,266,050	61%

Total Sales	$52,739,391	$41,603,969	27%

Total sales increased 27% over the year ago period and is generally related to increases in volume as the Company has not made any significant adjustments to its pricing. Total commercial revenue increased

22%, consisting of an 8% increase in domestic commercial revenue and a 46% increase in international commercial revenue. Residential revenue was up 61% over the year ago period. The products introduced over the past two years, and the sales initiatives designed to increase the market awareness of such products, have contributed to the sales growth. The current product portfolio has enabled the Company to secure a number of significant projects in the international sector, contributing to the sales growth. We believe that the lag in the domestic economy has limited the domestic commercial growth. The Company continues to modify its sales structure and develop sales initiatives designed to target end users in order to expand on the domestic commercial growth.

Gross Profit Margins. Gross profit margins of 56.6% for the six months ended September 30, 2004 were up from margins of 53.6% for the year ago period. A portion of cost of sales represents fixed costs. Therefore, higher sales levels produce higher profit margins. The Company estimates that the impact of higher revenues accounts for approximately 80% of the margin improvements from the six months ended September 30, 2003. In addition, product costs have declined over the year ago quarter as many of our newer products have moved to more efficient, full outsourced production at turnkey manufacturers. Such cost efficiencies account for a majority of the remaining margin improvements over the year ago period. In the coming quarters, the Company may leverage the margins by issuing discounts to drive further revenue growth.

Selling and Marketing Expense. Selling and marketing expenses were $12.4 million or 24% of net sales compared to $10.8 million or 26% of net sales for the prior year period. The increase in selling and marketing expenses primarily relate to additional sales compensation as a result of the increased revenue, representing approximately 62% of the increase in selling and marketing costs. The remaining increase in selling and marketing costs primarily relates to continued investments in sales and marketing programs that promote the Company’s recent product introductions and solutions.

Research and Development Expense. Research and development expenses have declined slightly to $5.2 million compared to $5.3 million for the six months ended September 30, 2003. The Company is continuing its strategic product development efforts while carefully managing spending. The Company has identified additional research and development programs that may increase spending in the latter half of the year.

General and Administrative Expense. General and administrative expenses were $3.8 million or 7% of net sales compared to $3.6 million or 9% of net sales for the comparable year ago period. The Company has been able to control general and administrative spending while increasing revenue. The Company believes that some incremental general and administrative spending may occur in the latter half of the year as the costs of Sarbanes-Oxley and other legislative compliance matters continue to increase for public companies.

Interest Expense and Other Income. Interest expense was approximately $17,000 compared to $72,000 for the six months ended September 30, 2003. The Company paid its outstanding bank debt in full prior to the end of fiscal 2004. The interest expense of $17,000 primarily represents fees on the Company’s unused line of credit, which the Company allowed to lapse on September 29, 2004. Other income was approximately $78,000 compared to other income of $122,000 in the year ago period. In the current year, the Company has incurred foreign exchange losses of approximately $57,000, compared to foreign exchange gains of approximately $81,000 in the year ago period, which relate to exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary. This fluctuation was partially offset by income received for finance charges and additional interest income on invested cash balances in the current fiscal year.

Income Tax Expense. The Company’s effective tax rate was approximately 5% versus 4% for the year ago period. The tax provision of $407,000 for the six months ended September 30, 2004 principally represents domestic alternative minimum tax, state taxes, and foreign taxes for the Company’s U.K. subsidiary. The Company does not currently record a significant tax provision or benefit on its U.S. operations because the Company has recorded a full valuation allowance against its net deferred tax assets. As a result, as the Company incurs domestic tax expense or benefit, an offsetting decrease or increase is recorded to the valuation allowance.

Net Income. For the reasons described above, the Company generated net income of $8.1 million or $0.62 per diluted share for the six months ended September 30, 2004 compared to net income of $2.6 million or $0.22 per diluted share for the six months ended September 30, 2003.

Liquidity and Capital Resources

In the six months ended September 30, 2004, the Company generated $7.9 million of cash from operations, including net income of $8.1 million. Other significant components of operating cash flows included non-cash related items of $2.0 million, and an increase of payables and other accrued expenses of $2.1 million, offset by an increase in receivables of $3.2 million, an increase in inventory of $0.4 million, and an increase in other current assets of $0.7 million. Receivables have increased from March 31, 2004 primarily as a result of increased sales. Sales for the second quarter ended September 30, 2004 were 18% higher than sales for the fourth quarter ended March 31, 2004. Payables and other accrued expenses have increased from March 31, 2004 primarily as a result of increased procurement activity to support the recent revenue growth. Capital expenditures for the six months ended September 30, 2004 were $0.9 million as compared to $1.1 million in the year ago period. Currently, a significant portion of the Company’s capital expenditures relate to computer software and equipment.

Prior to September 29, 2004, the Company maintained a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provided for borrowings of up to $10 million subject to borrowing base limitations. Existing cash balances, which amounted to $17.7 million as of September 30, 2004, and future operating cash flows are expected to be adequate to fund operating requirements for at least the next eighteen months. Therefore, the Company elected to allow the line of credit to lapse according to its terms without renewal. The Company anticipates being able to negotiate a new line of credit with terms that are similar to the recently expired line of credit should such financing become necessary.

Contractual Obligations

During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for the Company’s products. As of September 30, 2004, the Company has outstanding purchase commitments of approximately $22.3 million, compared with $16.4 million as of March 31, 2004. This increase is a result of increased procurement activity to support the increasing sales levels.

Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

New Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, Share-Based Payment. The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement also requires the tax benefits associated with these share based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted. The Statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

Based on the Company’s review of other new accounting standards released during the quarter ended September 30, 2004, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2004 until September 30, 2004, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commision on June 18, 2004 (file no. 0-26924).

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMX CORPORATION

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of AMX Corporation was held on August 19, 2004 to consider two matters of business. The matters brought before the shareholders and the voting results are as follows:

1.	Election of Directors:

	SHARES VOTED FOR	SHARES WITHHELD FROM VOTING FOR
Robert J. Carroll	10,839,543	106,189
Richard L. Smith	10,930,843	14,889
Lawrence N. Goldstein	10,930,843	14,889
John E. Wilson	10,931,443	14,289
David R. Richard	10,925,128	20,604
Thomas L. Harrison	10,931,743	13,989

2.	Ratification of Ernst & Young as auditors:

SHARES FOR	SHARES AGAINST	SHARES ABSTAINING
10,927,017	15,494	3,221

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

* 31.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 32.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b.	Reports on Form 8-K

Current report on Form 8-K dated as of October 28, 2004, and filed on November 10, 2004, regarding the Registrant’s earnings release for the second quarter ended September 30, 2004.

AMX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

Date: November 15, 2004	By:	/s/ C. Chris Apple
C. Chris Apple
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)