Form 10-Q
period 2004-12-31
AMX CORP /TX/
filed 2005-02-14
CIK 944248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.01 Par Value	12,212,587
(Title of Each Class)	(Number of Shares Outstanding at January 31, 2005)

AMX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

AMX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2004	(Note 1) March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,225,506	$9,382,193
Receivables, less allowance for doubtful accounts of $643,000 at December 31, 2004 and $712,000 at March 31, 2004	13,095,356	11,191,289
Inventories	9,928,879	7,328,173
Prepaid expenses	1,431,932	933,349
Deferred tax assets, net	2,307,208	—
Other current assets	132,995	149,868

Total current assets	48,121,876	28,984,872

Furniture and equipment, at cost, net	5,815,343	6,995,467
Deferred tax assets, net	984,596	87,325
Deposits and other	792,421	857,576

Total assets	$55,714,236	$36,925,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,657,876	$4,869,085
Accrued compensation	2,280,907	2,466,911
Accrued customer incentives	793,799	711,535
Income taxes payable	932,494	152,889
Other accrued expenses	3,185,258	2,415,474

Total current liabilities	12,850,334	10,615,894

Other long-term liabilities	324,198	268,087

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000 Issued shares – none	—	—
Common stock, $0.01 par value:
Authorized shares — 40,000,000 Issued shares — 12,672,792 at December 31, 2004 and 12,093,839 at March 31, 2004	126,728	120,938
Additional capital	31,084,229	25,370,893
Deferred compensation	(2,190,734)	(104,541)
Retained earnings	17,987,765	5,122,253
Less treasury stock (496,476 shares at December 31, 2004 and March 31, 2004)	(4,468,284)	(4,468,284)

Total shareholders’ equity	42,539,704	26,041,259

Total liabilities and shareholders’ equity	$55,714,236	$36,925,240

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2004	2003	2004	2003
Commercial system sales	$23,046,681	$18,284,924	$67,310,061	$54,622,843
Residential system sales	3,490,106	3,090,523	11,966,117	8,356,573

Total sales	26,536,787	21,375,447	79,276,178	62,979,416
Cost of sales	11,459,930	10,018,931	34,330,274	29,343,033

Gross profit	15,076,857	11,356,516	44,945,904	33,636,383

Selling and marketing expenses	6,717,038	5,739,972	19,165,975	16,490,923
Research and development expenses	2,742,925	2,516,061	7,918,684	7,826,626
General and administrative expenses	2,449,410	1,823,607	6,263,185	5,390,248

Total operating expenses	11,909,373	10,079,640	33,347,844	29,707,797

Operating income	3,167,484	1,276,876	11,598,060	3,928,586

Interest expense	—	(12,731)	(16,740)	(84,695)
Other income, net	273,832	210,257	351,380	332,484

Income before income taxes	3,441,316	1,474,402	11,932,700	4,176,375
Income tax expense (benefit)	(1,339,695)	34,035	(932,812)	129,338

Net income	$4,781,011	$1,440,367	$12,865,512	$4,047,037

Basic income per share	$0.40	$0.13	$1.10	$0.36

Diluted income per share	$0.37	$0.12	$0.99	$0.34

See accompanying notes.

AMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended December 31,
	2004	2003
Operating Activities
Net income	$12,865,512	$4,047,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,365,650	1,996,850
Amortization	109,701	75,672
Stock based compensation charge	791,897	257,334
Provision for losses on receivables	102,772	292,434
Provision for inventory obsolescence	101,693	216,451
(Gain) loss on disposition of assets	51,752	(9,607)
Stock option income tax benefits	1,068,462	—
Deferred income taxes	(3,204,479)	—
Changes in operating assets and liabilities:
Receivables	(2,006,839)	(1,218,098)
Inventories	(2,702,399)	(18,633)
Prepaid expenses and other assets	(526,256)	(1,027,823)
Accounts payable	788,791	722,097
Accrued expenses and other	1,501,760	1,842,949

Net cash provided by operating activities	11,308,017	7,176,663

Investing Activities
Purchase of property and equipment	(1,237,278)	(1,880,383)
Proceeds from the sale of assets	—	9,607

Net cash used in investing activities	(1,237,278)	(1,870,776)

Financing Activities
Sale of common stock – net proceeds, and exercises of stock options	1,772,574	234,754
Decrease in line of credit	—	(1,500,000)
Repayments of long-term debt	—	(766,088)

Net cash provided by (used in) financing activities	1,772,574	(2,031,334)

Net increase in cash and cash equivalents	11,843,313	3,274,553

Cash and cash equivalents at beginning of period	9,382,193	4,960,700

Cash and cash equivalents at end of period	$21,225,506	$8,235,253

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

Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2005.

2. Net Income Per Common Share, Including Pro Forma Effects of Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and the related Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25.” The Company has adopted the disclosure only alternative of SFAS 123 “Accounting for Stock Based Compensation” (SFAS 123), as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

The following table sets forth the computation of basic and diluted net income per share for the quarter and nine months ended December 31, 2004 and 2003, and illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Numerator:
Net income as reported	$4,781,011	$1,440,367	$12,865,512	$4,047,037
Add: Total stock-based compensation expense included in reported net income	434,866	24,126	791,897	257,334
Deduct: Total stock-based compensation determined under fair value method for all awards	(718,605)	(324,818)	(1,576,057)	(1,422,946)

Net income – pro forma	$4,497,272	$1,139,675	$12,081,352	$2,881,425

Denominator:
Denominator for basic earnings per share: Weighted-average shares outstanding	11,834,165	11,371,113	11,701,032	11,335,269
Effect of dilutive securities:
Employee stock options and restricted stock	1,064,630	922,402	1,254,455	659,017

Denominator for diluted earnings per share	12,898,795	12,293,515	12,955,487	11,994,286

Basic income per share – as reported	$0.40	$0.13	$1.10	$0.36

Diluted income per share – as reported	$0.37	$0.12	$0.99	$0.34

Basic income per share – pro forma	$0.38	$0.10	$1.03	$0.25

Diluted income per share – pro forma	$0.35	$0.09	$0.93	$0.24

Of the total stock options outstanding, 329,516 shares were excluded from the computation of diluted income per share for the quarter ended December 31, 2003, and 37,784 and 505,896 shares were excluded from the computation of diluted income per share for the nine months ended December 31, 2004 and 2003, respectively, because the option exercise price was greater than the average market price of the common shares for the period, and therefore the effect would have been anti-dilutive. No shares were excluded from the computation of diluted earnings per share for the quarter ended December 31, 2004.

3. Inventories

The components of inventories are as follows:

	(Unaudited) December 31, 2004	March 31, 2004
Raw materials	$1,782,265	$1,334,743
Work in progress	208,048	479,557
Finished goods	7,938,566	5,513,873

Total	$9,928,879	$7,328,173

4. Line of Credit

Prior to September 29, 2004, the Company maintained a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provided for borrowings of up to $10 million subject to borrowing base limitations. Existing cash balances, which amounted to $21.2 million as of December 31, 2004, and future operating cash flows are expected to be adequate to fund operating requirements. Therefore, the Company elected to allow the line of credit to lapse according to its terms without renewal. The Company anticipates being able to negotiate a new line of credit with terms that are similar to the recently expired line of credit should such financing become necessary.

5. Income Taxes

During fiscal years 2001 and 2002, the Company recorded valuation allowances against its net deferred tax assets, the effect of which was to fully reserve for the Company’s net deferred tax assets as of the second fiscal quarter of 2002. A significant portion of the Company’s deferred tax assets were federal net operating loss carryforwards, which were primarily generated during fiscal 2000, 2001 and 2002.

Subsequent to September 30, 2002, the Company did not record a significant tax provision or benefit on its U.S. operations. As the Company incurred domestic tax expense or benefit, the Company recorded increases or decreases in its net operating loss carryforwards, and offsetting decreases or increases to the associated tax valuation allowance.

During the quarter ended December 31, 2004, the Company assessed the realizability of its deferred tax assets, and concluded that it was more likely than not that the deferred tax assets would be fully realized. This decision was based upon various factors, including sustained profitability over the last thirteen fiscal quarters and anticipated profitability in future quarters. Therefore, the Company reversed its valuation allowance, recognizing net deferred tax assets of $3.2 million. Due to continued profitable operating results and the fact that the Company’s federal net operating loss carryforwards had been fully utilized, the Company recorded additional adjustments to the balances of current federal and state taxes payable at December 31, 2004. As a result of each of these adjustments, a net tax benefit of $1.3 million was recorded for the quarter ended December 31, 2004, which excludes $1.1 million recorded to additional capital to reflect tax benefits from exercises of employee stock options.

6. Purchase Commitments with Contract Manufacturers and Suppliers

The Company uses several contract manufacturers and suppliers to provide raw materials and manufacturing services for its products. During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for the Company’s products. As of December 31, 2004, the Company has outstanding purchase commitments of approximately $20.8 million, compared with $16.4 million as of March 31, 2004.

7. Restricted Stock Awards

On April 22, 2003, the Compensation Committee of the Board of Directors of the Company (the “Committee”) awarded 200,000 shares of restricted stock to key officers (the “2003 Award”). The 2003 Award vested as follows: 50% on the date of grant, 25% on April 22, 2004, and 25% on April 22, 2005. The market value of the 2003 Award was $1.93 per share. On April 1, 2004, the Committee awarded an additional 199,000 shares of restricted stock to key officers (the “2004 Award”). The 2004 Award vests 100% on April 1, 2007. The market value of the 2004 Award was $9.31 per share. On December 13, 2004, the Committee granted an additional 60,000 shares of restricted stock to the Company’s President & Chief Executive Officer (the “December 2004 Award”). The December 2004 Award vested as follows: 25% on the date of grant, 25% on December 13, 2005, 25% on December 13, 2006, and 25% on December 13, 2007. The market value of the

December 2004 Award was $17.09 per share. Each of the awards was granted pursuant to the Company’s 1999 Equity Incentive Plan. The deferred compensation for each of the restricted stock awards is being recognized as compensation expense ratably over the vesting term of each award. As a result of the restricted stock awards, the Company recognized stock compensation charges of approximately $0.8 million and $0.3 million in the nine months ended December 31, 2004 and 2003, respectively.

8. Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

The Company provides limited warranties for defects in material and workmanship of its products from the date of purchase from periods ranging from ninety days to three years. The Company records warranty liabilities at the time of sale for estimated costs that are expected to be incurred for warranty claims under the basic limited warranty. Such estimates are based upon the historical relationship of units repaired under warranty as a percentage of total units sold, the average cost of a warranty repair, and any other relevant considerations.

The changes in the warranty accrual for the nine months ended December 31, 2004 are as follows:

Warranty accrual at March 31, 2004	$184,000
Current period warranty provision	278,808
Current period costs incurred for warranty repairs	(197,966)

Warranty accrual at December 31, 2004	$264,842

9. Related Party Transactions

A close relative of an executive officer of the Company owns one of the Company’s international distributors. During the nine months ended December 31, 2004, the Company recorded revenue of approximately $1.3 million from this distributor, and had an accounts receivable balance from this distributor of approximately $0.2 million as of December 31, 2004. The terms and conditions extended to this distributor are comparable to the terms and conditions extended to other similar international distributors.

10. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). The Statement requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement also requires the tax benefits associated with these share based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted. The Statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined the financial statement impact of implementing SFAS 123R.

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

Executive Summary

The Company is continuing to execute its business strategy as more fully documented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Total revenue for the quarter grew 24% to $26.5 million from $21.4 million in the year ago quarter, and total revenue for the nine-months ended December 31, 2004 grew 26% to $79.3 million from $63.0 million in the applicable period of the prior year.

In addition to the benefits of improved global economic conditions, the Company continued to recapture market share by utilizing the strength of the Company’s product portfolio, which consists largely of products introduced in the last two to three years. To generate future revenue growth, the Company expects to continue to target key accounts with focused sales efforts, and to develop additional products and solutions that will allow the Company to expand its presence in its existing vertical markets, and potentially into other vertical markets.

For the quarter ended December 31, 2004, the Company reported gross profit margins of 57% compared to 53% for the year ago quarter. This increase reflects the benefits of higher revenues as certain of our period costs are fixed. The Company estimates that the impact of higher revenues accounts for approximately 79% of the margin improvements over the year ago quarter. General cost efficiencies account for a majority of the remaining margin improvements over the year ago quarter.

Operating expenses increased to $11.9 million from $10.1 million in the year ago quarter as a result of expanded sales and marketing expenditures, including an increase of $0.6 million for salaries and incentive compensation related to the increasing revenue. In addition, the Company reported an increase in general and administrative spending, which included an increase of $0.3 million in stock compensation costs related to issuances of restricted stock awards, as well as incremental spending for Sarbanes-Oxley compliance and other related initiatives.

The Company also recorded a non-cash, net tax benefit of $1.3 million as a result of a reversal of the Company’s tax valuation allowance during the quarter ended December 31, 2004. During the quarter ended December 31, 2004, the Company assessed the realizability of its deferred tax assets, and concluded that it was more likely than not that the deferred tax assets would be fully realized. This decision was based upon various factors, including sustained profitability over the last thirteen fiscal quarters and anticipated profitability in future quarters. Therefore, the Company reversed its valuation allowance, recognizing net deferred tax assets of $3.2 million. Due to continued profitable operating results and the fact that the Company’s federal net operating loss carryforwards had been fully utilized, the Company recorded additional adjustments to the balances of current federal and state taxes payable at December 31, 2004, which partially offset the tax benefit recorded.

As a result of the factors noted above, the Company reported net income of $4.8 million, or $0.37 per diluted share, for the quarter, compared to net income of $1.4 million, or $0.12 per diluted share for the year ago quarter.

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

Other Significant Accounting Policies. The Company believes there have been no significant changes to the items disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations that was included in the Annual Report on Form 10-K for the year ended March 31, 2004 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

Results of Operations

The following table contains the Company’s consolidated statements of operations for the three and nine-month periods ended December 31, 2004 and 2003 (in thousands, except for per share amounts):

	Three Months Ended December 31 (Unaudited)		Nine Months Ended December 31 (Unaudited)
	2004	2003	2004	2003
Commercial sales	$23,047	$18,285	$67,310	$54,623
Residential sales	3,490	3,091	11,966	8,356

Net sales	26,537	21,376	79,276	62,979

Cost of sales	11,460	10,019	34,330	29,343

Gross profit	15,077	11,357	44,946	33,636

Gross profit percentage	56.8%	53.1%	56.7%	53.4%

Selling and marketing expenses	6,717	5,740	19,166	16,490
Research and development expenses	2,743	2,516	7,919	7,827
General and administrative expenses	2,449	1,824	6,263	5,390

Total operating expenses	11,909	10,080	33,348	29,707

Operating income	3,168	1,277	11,598	3,929
Other income, net	273	197	335	247

Income before income taxes	3,441	1,474	11,933	4,176

Income tax expense (benefit)	(1,340)	34	(933)	129

Net income	$4,781	$1,440	$12,866	$4,047

Basic income per share	$0.40	$0.13	$1.10	$0.36

Diluted income per share	$0.37	$0.12	$0.99	$0.34

Shares outstanding - basic	11,834	11,371	11,701	11,335

Shares outstanding - diluted	12,899	12,294	12,955	11,994

Three Months Ended December 31, 2004 Results Compared to Three Months Ended December 31, 2003

Sales. The Company recorded sales into the commercial and residential channels during the quarters ended December 31, 2004 and 2003 as follows:

Market	December 31, 2004	December 31, 2003	Percent Change
Commercial:

Domestic	$12,858,532	$10,695,398	20%

International	10,188,149	7,589,526	34%

Total Commercial	23,046,681	18,284,924	26%

Residential	3,490,106	3,090,523	13%

Total Sales	$26,536,787	$21,375,447	24%

Total sales increased 24% over the year ago quarter. This increase is generally related to increases in volume as the Company has not made any significant adjustments to its pricing. Total commercial sales increased 26%, consisting of a 34% increase in international commercial sales, and a 20% increase in domestic commercial sales. The products introduced over the past two to three years, and the sales initiatives designed to increase the market awareness of such products, continue to be significant factors in the Company’s sales growth. Improvements in both the domestic distribution channel and the domestic economy enabled the Company to report 20% revenue growth in domestic commercial revenue. Residential sales increased 13% over the year ago quarter, continuing to reflect the benefits of the Company’s new portfolio of products and solutions.

Gross Profit Margins. Gross profit margins of 56.8% for the quarter ended December 31, 2004 were up from margins of 53.1% for the year ago quarter. A portion of cost of sales represents fixed costs. Therefore, higher sales levels produce higher profit margins. The Company estimates that the impact of higher revenues accounts for approximately 79% of the margin improvements over the year ago quarter. General cost efficiencies account for a majority of the remaining margin improvements over the year ago quarter. In the coming quarters, the Company may leverage these margins by issuing discounts to drive further revenue growth.

Selling and Marketing Expense. Selling and marketing expenses increased to $6.7 million and represented 25% of net sales for the quarter ended December 31, 2004, compared to $5.7 million, or 27% of net sales, for the year ago quarter. The increase in selling and marketing expenses primarily relate to additional sales compensation as a result of the increased revenue and increased sales and marketing salaries. These increases accounted for approximately two-thirds of the increase in selling and marketing costs. The remaining increase in selling and marketing costs primarily relates to continued investments in sales and marketing programs that promote the Company’s recent product introductions and solutions.

Research and Development Expense. Research and development expenses increased slightly to $2.7 million compared to $2.5 million in the year ago quarter. The Company is continuing its strategic product development efforts while carefully managing spending.

General and Administrative Expense. General and administrative expenses were $2.4 million or 9% of net sales for the quarter ended December 31, 2004, compared to $1.8 million, or 9% of net sales, for the year ago quarter. This increase includes $0.3 million in higher stock compensation costs related to issuances of restricted stock awards, as well as incremental spending for Sarbanes-Oxley compliance and other related initiatives.

Interest Expense and Other Income. The Company did not incur any interest expense for the quarter ended December 31, 2004, versus $13,000 for the year ago quarter. The Company paid its outstanding bank debt in full prior to the end of fiscal 2004. Other income was approximately $274,000 compared to other income of $210,000 in the year ago quarter. This increase is primarily related to interest income on invested cash balances.

Income Tax Expense. During the quarter ended December 31, 2004, the Company assessed the realizability of its deferred tax assets, and concluded that it was more likely than not that the deferred tax assets would be fully realized. This decision was based upon various factors, including sustained profitability over the last thirteen fiscal quarters and anticipated profitability in future quarters. Therefore, the Company reversed its valuation allowance, recognizing net deferred tax assets of $3.2 million. In addition, due to continued profitable operating results and the fact that the Company’s federal net operating loss carryforwards had been fully utilized, the Company recorded additional adjustments to the balances of current federal and state taxes payable at December 31, 2004, which partially offset the tax benefit recorded. As a result of these adjustments, the Company recorded a net tax benefit of $1.3 million for the quarter ended December 31, 2004. In the year ago quarter, the Company recorded minimal income tax expense because the Company had a full valuation allowance against its net deferred tax assets. As a result, as the Company incurred normal domestic tax expense, an offsetting decrease was recorded to the valuation allowance. The tax provision of $34,000 recorded for the year ago quarter principally represents foreign taxes on the Company’s U.K. subsidiary, state taxes and estimated alternative minimum taxes. The Company expects its effective tax rate to be between 35% and 37% for the foreseeable future.

Net Income. For the reasons described above, the Company generated net income of $4.8 million or $0.37 per diluted share for the quarter ended December 31, 2004 compared to net income of $1.4 million or $0.12 per diluted share for the quarter ended December 31, 2003.

Nine Months Ended December 31, 2004 Results Compared to Nine Months Ended December 31, 2003

Sales. The Company recorded sales into the commercial and residential channels during the nine months ended December 31, 2004 and 2003 as follows:

Market	December 31, 2004	December 31, 2003	Percent Change
Commercial:

Domestic	$37,806,191	$33,786,955	12%

International	29,503,870	20,835,888	42%

Total Commercial	67,310,061	54,622,843	23%

Residential	11,966,117	8,356,573	43%

Total Sales	$79,276,178	$62,979,416	26%

Total sales increased 26% over the year ago period and is generally related to increases in volume as the Company has not made any significant adjustments to its pricing. Total commercial revenue increased 23%, consisting of an 12% increase in domestic commercial revenue and a 42% increase in international commercial revenue. Residential revenue was up 43% over the year ago period. The products introduced over the past two to three years, and the sales initiatives designed to increase the market awareness of such products, have contributed to the sales growth. The current product portfolio has enabled the Company to secure a number of significant projects in the international sector, contributing to the sales growth. The Company believes that the lag in the domestic economy has limited the domestic commercial growth as compared to the growth in the international sector. The Company continues to modify its sales structure and develop sales initiatives designed to target end users to enhance the domestic commercial growth.

Gross Profit Margins. Gross profit margins of 56.7% for the nine months ended December 31, 2004 were up from margins of 53.4% for the year ago period. A portion of cost of sales represents fixed costs. Therefore, higher sales levels produce higher profit margins. The Company estimates that the impact of higher revenues accounts for approximately 81% of the margin improvements from the nine months ended December 31, 2003. General cost efficiencies account for a majority of the remaining margin improvements over the year ago period. In the coming quarters, the Company may leverage these margins by issuing discounts to drive further revenue growth.

Selling and Marketing Expense. Selling and marketing expenses were $19.2 million or 24% of net sales compared to $16.5 million or 26% of net sales for the prior year period. The increase in selling and marketing expenses primarily relate to additional sales compensation as a result of the increased revenue and increased sales and marketing salaries. These increases accounted for approximately 61% of the increase in selling and marketing costs. The remaining increase in selling and marketing costs primarily relates to continued investments in sales and marketing programs that promote the Company’s recent product introductions and solutions.

Research and Development Expense. Research and development expenses have increased slightly to $7.9 million from $7.8 million for the nine months ended December 31, 2003. The Company is continuing its strategic product development efforts while carefully managing spending.

General and Administrative Expense. General and administrative expenses were $6.3 million or 8% of net sales compared to $5.4 million or 9% of net sales for the comparable year ago period. The Company has been able to control general and administrative spending while increasing revenue. The increase in general and administrative spending from the year ago period included an increase of $0.4 million in stock compensation costs related to issuances of restricted stock awards, as well as incremental spending for Sarbanes-Oxley compliance and other related initiatives.

Interest Expense and Other Income. Interest expense was approximately $17,000 compared to $85,000 for the nine months ended December 31, 2003. The Company paid its outstanding bank debt in full prior to the end of fiscal 2004. The interest expense of $17,000 primarily represents fees on the Company’s unused line of credit through September 29, 2004, at which time the Company allowed the line of credit to lapse. Other income was approximately $351,000 compared to other income of $332,000 in the year ago period. The increase in other income is primarily due to a $0.1 million increase in interest income on invested cash balances, and a $0.1 million increase in finance charge income. These fluctuations were offset by decreases in foreign exchange gains. The Company realized foreign exchange gains of approximately $0.1 million in the nine months ended December 31, 2004, compared to $0.4 million in the year ago period, which relate to exchange rate fluctuations between the U.S. dollar and the British pound. The U.S. dollar is the functional currency of the Company’s U.K. subsidiary.

Income Tax Expense. During the quarter ended December 31, 2004, the Company assessed the realizability of its deferred tax assets, and concluded that it was more likely than not that the deferred tax assets would be fully realized. This decision was based upon various factors, including sustained profitability over the last thirteen fiscal quarters and anticipated profitability in future quarters. Therefore, the Company reversed its valuation allowance, recognizing net deferred tax assets of $3.2 million. In addition, due to continued profitable operating results and the fact that the Company’s federal net operating loss carryforwards had been fully utilized, the Company recorded additional adjustments to the balances of current federal and state taxes payable at December 31, 2004, which partially offset the tax benefit recorded. As a result of these adjustments and the minimal foreign, state, and alternative minimum taxes recorded through the quarter ended September 30, 2004, the Company recorded a net tax benefit of $0.9 million for the nine months ended December 31, 2004. In the year ago period, the Company recorded minimal income tax expense because the Company had a full valuation allowance against its net deferred tax assets. As a result, as the Company incurred normal domestic tax expense, an offsetting decrease was recorded to the valuation allowance. The tax provision of $129,000 recorded for the year ago period principally represents foreign taxes on the Company’s U.K. subsidiary, state taxes and estimated alternative minimum taxes. The Company expects its effective tax rate to be between 35% and 37% for the foreseeable future.

Net Income. For the reasons described above, the Company generated net income of $12.9 million or $0.99 per diluted share for the nine months ended December 31, 2004 compared to net income of $4.0 million or $0.34 per diluted share for the nine months ended December 31, 2003.

Liquidity and Capital Resources

In the nine months ended December 31, 2004, the Company generated $11.3 million of cash from operations, including net income of $12.9 million. Other significant components of cash provided by operating activities included non-cash related items of $1.4 million, and an increase of payables and other accrued expenses of $2.3 million, offset by an increase in receivables of $2.0 million, an increase in inventory of $2.7 million, and an increase in prepaid expenses and other assets of $0.5 million. Receivables have increased from March 31, 2004 primarily as a result of increased sales. Sales for the third quarter ended December 31, 2004 were 16% higher than sales for the fourth quarter ended March 31, 2004. Payables and other accrued expenses have increased from March 31, 2004 primarily as a result of increased procurement activity to support the recent revenue growth and increases in taxes payable. Capital expenditures for the nine months ended December 31, 2004 were $1.2 million as compared to $1.9 million in the year ago period. Currently, a significant portion of the Company’s capital expenditures relate to computer software and equipment.

Prior to September 29, 2004, the Company maintained a revolving line of credit with Bank One, N.A. (“Bank One”). The line of credit provided for borrowings of up to $10 million subject to borrowing base limitations. Existing cash balances, which amounted to $21.2 million as of December 31, 2004, and future operating cash flows are expected to be adequate to fund operating requirements for at least the next eighteen months. Therefore, the Company elected to allow the line of credit to lapse according to its terms without renewal. The Company anticipates being able to negotiate a new line of credit with terms that are similar to the recently expired line of credit should such financing become necessary.

Contractual Obligations

During the normal course of business, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure material based upon estimated material usage requirements and forecasted demand for the Company’s products. As of December 31, 2004, the Company has outstanding purchase commitments of approximately $20.8 million, compared with $16.4 million as of March 31, 2004. This increase is a result of increased procurement activity to support the increasing sales levels.

Contingencies

The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). The Statement requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-

based method. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement also requires the tax benefits associated with these share based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted. The Statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined the financial statement impact of implementing SFAS 123R.

Based on the Company’s review of other new accounting standards released during the quarter ended December 31, 2004, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From March 31, 2004 until December 31, 2004, there were no material changes from the information concerning market risk contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 18, 2004 (file no. 0-26924).

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMX CORPORATION

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

10.1	Employment agreement entered into and executed as of the 5th day of January, 2005, to be effective as of the 10th day of December, 2004, by and between Robert J. Carroll and the Registrant (Incorporated by reference from Exhibit 99.1 to the Registrant’s Form 8-K filed on January 10, 2005, File no. 333-02202).

10.2	Employment agreement entered into and executed as of the 25th day of January, 2005, to be effective as of the 3rd day of December, 2004, by and between Chris Apple and the Registrant (Incorporated by reference from Exhibit 99.1 to the Registrant’s Form 8-K filed on January 28, 2005, File no. 333-02202).

* 31.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 32.1	Certification of Robert J. Carroll, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of C. Chris Apple, Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b.	Reports on Form 8-K

Current report on Form 8-K dated as of January 5, 2005, and filed on January 10, 2005, regarding an employment agreement entered into and executed as of the 5th day of January, 2005, to be effective as of the 10th day of December, 2004, by and between Robert J. Carroll and the Registrant to extend the term and modify certain provisions of the previously existing employment agreement.

Current report on Form 8-K dated as of January 25, 2005, and filed on January 28, 2005, regarding: 1) an employment agreement entered into and executed as of the 25th day of January, 2005, to be effective as of the 3rd day of December, 2004, by and between Chris Apple and the Registrant; and 2) the Registrant’s earnings release for the third quarter ended December 31, 2004.

AMX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMX CORPORATION

Date: February 14, 2005	By:	/s/ C. Chris Apple
C. Chris Apple
Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)